Form 10-K405
period 1997-12-21
CITADEL BROADCASTING CO
filed 1998-03-31
CIK 1042742

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 333-36771

                          CITADEL BROADCASTING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                                86-0703641
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1256 E. Dines Point Road, Greenbank, Washington                    98253
------------------------------------------------             -----------------
         (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:       (360) 678-1212
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's common stock held by non-affiliates is zero.

         As of March 15, 1998, there were 40,000 shares of common stock, $.001 par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          Citadel Broadcasting Company

                                    Form 10-K
                                December 31, 1997

                                      Index

Part I                                                                                                         Page
                                                                                                               ----
         Item 1 -          Business.............................................................................I-1

         Item 2 -          Properties..........................................................................I-32

         Item 3 -          Legal Proceedings...................................................................I-32

         Item 4 -          Submission of Matters to a Vote of Security Holders.................................I-33

Part II

         Item 5 -          Market For Registrant's Common Equity and Related Stockholder Matters...............II-1

         Item 6 -          Selected Financial Data.............................................................II-1

         Item 7 -          Management's Discussion and Analysis of Financial
                            Condition and Results of Operations................................................II-3

         Item 7A -         Quantitative and Qualitative Disclosures About Market Risk..........................II-9

         Item 8 -          Financial Statements and Supplementary Data........................................II-10

         Item 9 -          Changes In and Disagreements With Accountants on Accounting
                            and Financial Disclosure..........................................................II-35

Part III

         Item 10 -         Directors and Executive Officers of the Registrant.................................III-1

         Item 11 -         Executive Compensation.............................................................III-4

         Item 12 -         Security Ownership of Certain Beneficial Owners and Management....................III-10

         Item 13 -         Certain Relationships and Related Transactions....................................III-14

Part IV

         Item 14 -         Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................IV-1

PART I

ITEM 1.  BUSINESS

GENERAL

    Citadel Broadcasting Company (the "Company") is a radio broadcasting company that focuses on acquiring, developing and operating radio stations in mid-sized markets. Upon completion of the Pending Transactions (as defined), the Company will own or operate 68 FM and 31 AM radio stations in 18 markets and will have the right to construct one additional FM station, and the Company's stations will comprise the leading radio station group in terms of revenue share in ten of those markets. Unless the context otherwise requires, the term "operate," as used in connection with the Company's radio station activities, includes the provision of programming and the sale of advertising pursuant to local marketing agreements ("LMA") or the sale of advertising pursuant to joint sales agreements ("JSA").

    The Company's primary strategy is to secure and maintain a leadership position in the markets it serves and to expand into additional mid-sized markets where it believes a leadership position can be obtained. Upon entering a market, the Company seeks to acquire additional stations which, when integrated with its existing operations, allow it to reach a wider range of demographic groups that appeal to advertisers, enhance operating performance and achieve substantial cost savings.

    The Company chooses programming formats for its stations that are intended to maximize each station's cash flow. The Company's stations broadcast a number of formats including country, news/talk, adult contemporary, rock and oldies, each of which is designed to appeal to a specific audience in each local market. The Company's portfolio of stations is diversified in terms of format, target demographics and geographic location. Because of the size of its portfolio and its individual radio station groups, the Company believes it is not unduly reliant upon the performance of any single station. The Company also believes that the diversity of its portfolio of radio stations helps insulate the Company from downturns in specific markets and changes in format preferences.

    The Company believes that mid-sized markets represent attractive opportunities because, as compared to the 50 largest markets in the United States, they are generally characterized by (i) lower radio station purchase prices as a multiple of broadcast cash flow, (ii) fewer sophisticated and well-capitalized competitors, including both radio and competing advertising media such as newspapers and television, and (iii) less direct format competition due to the smaller number of stations in any given market. The Company believes that the attractive operating characteristics of mid-sized markets coupled with the opportunity to establish or expand in-market radio station groups create the potential for substantial revenue growth and cost efficiencies.

CORPORATE HISTORY AND RECENTLY COMPLETED TRANSACTIONS

    The Company was incorporated in Nevada in 1991, and in 1992 it acquired all of the radio stations then owned or operated by Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership (collectively, "Predecessor") and certain other radio stations. In 1993, Citadel Communications Corporation ("Citadel Communications") was incorporated and the Company was reorganized as a wholly owned subsidiary of Citadel Communications. Lawrence R. Wilson, Chief Executive Officer of the Company, was a co-founder and one of the two general partners of Predecessor. The Company acquired ownership of additional radio stations in each of 1993, 1994, 1996, 1997 and 1998.

    On July 3, 1997, the Company purchased all of the issued and outstanding capital stock of Tele-Media Broadcasting Company ("Tele-Media") which owned or operated 16 FM and ten AM radio stations in Pennsylvania, Rhode Island and Illinois (the "Tele-Media Acquisition"). The purchase price, following post-closing adjustments, for the Tele-Media Acquisition was approximately $115.8 million, which included the repayment of certain indebtedness of Tele-Media and the redemption of certain corporate bonds and warrants of

Tele-Media. Upon consummation of the Tele-Media Acquisition, Tele-Media was merged with and into the Company.

    Effective as of January 1, 1997, Citadel Communications acquired Deschutes River Broadcasting, Inc. ("Deschutes") which owned 18 radio stations in Montana, Oregon and Washington. The total consideration paid was approximately $26.0 million. Following the acquisition, Deschutes was operated as a sister company to the Company until June 20, 1997 when Deschutes was merged with and into the Company (the "Subsidiary Merger").

    The Company also acquired (i) three FM radio stations and one AM radio station in Albuquerque, New Mexico in several separate transactions in June 1996 and October 1996, (ii) one FM radio station in Modesto, California in June 1996;
(iii) one FM radio station in Colorado Springs, Colorado in October 1996; (iv) three FM radio stations and one AM radio station in Salt Lake City, Utah in three separate transactions in February 1997, April 1997 and October 1997; (v) one FM radio station in Reno, Nevada in July 1997; (vi) one FM radio station in Tri-Cities, Washington in September 1997; (vii) two FM radio stations in Providence, Rhode Island in two separate transactions in September 1997 and November 1997; (viii) seven FM and three AM radio stations and the right to construct one additional FM radio station in Little Rock, Arkansas in several separate transactions in October 1997 and November 1997 (collectively, the "Little Rock Acquisitions"); (ix) one FM radio station in Allentown/Bethlehem, Pennsylvania in October 1997; (x) three FM and two AM radio stations in Wilkes-Barre/Scranton, Pennsylvania in two separate transactions in January 1998 and March 1998, and (xi) two FM radio stations and one AM radio station in Boise, Idaho in February 1998. Prior to their acquisition by the Company, 25 of these stations had been operated by the Company under an LMA or JSA. The aggregate purchase price paid for these stations and related assets, including an Internet access service provider, was approximately $147.9 million, consisting of approximately $133.7 million in cash and the balance in shares of preferred stock of Citadel Communications.

    The Company's principal executive offices are located at 1256 E. Dines Point Road, Greenbank, Washington 98253, and its telephone number is (360) 678-1212.

THE PENDING TRANSACTIONS

    The Company has entered into an agreement to purchase two FM radio stations (the "Pending Acquisitions") and to sell an aggregate of four FM and three AM radio stations (the "Pending Dispositions" and collectively with the Pending Acquisitions, the "Pending Transactions").

    KIZN-FM and KZMG-FM, Boise, Idaho. On September 29, 1997, the Company entered into an Asset Purchase Agreement with Wilson Group, LLC ("Wilson Group") pursuant to which the Company has agreed to acquire from Wilson Group substantially all of the assets of radio stations KIZN-FM and KZMG-FM for the aggregate purchase price of approximately $14.1 million in cash. The Company has delivered a letter of credit in the amount of $500,000 to secure its obligations under the acquisition agreement. Pending the acquisition, on November 1, 1997, the Company began operating KIZN-FM and KZMG-FM pursuant to an LMA. The Company has also entered into a five-year consulting agreement with the principal of Wilson Group. Wilson Group is not affiliated with Lawrence R. Wilson, a director and executive officer of the Company.

    The asset purchase agreement contains customary representations and warranties of the parties, and consummation of the acquisition of KIZN-FM and KZMG-FM is subject to certain conditions including (i) the receipt of FCC consent to the assignment of the KIZN-FM and KZMG-FM licenses to the Company and
(ii) certain other customary conditions for the type of transaction involved. An application seeking FCC approval was filed with the FCC on October 20, 1997. The Company received a grant of the application on December 24, 1997, and it anticipates that the acquisition of KIZN-FM and KZMG-FM will close in April 1998. Upon consummation of the acquisition, the Company will own four FM radio stations and one AM radio station in Boise.

    WQKK-FM and WGLU-FM, Johnstown, Pennsylvania and WRSC-AM, WQWK-FM, WBLF-AM and WIKN- FM, State College, Pennsylvania. On September 29, 1997, the Company entered into an Asset Purchase Agreement with Talleyrand Broadcasting, Inc. ("Talleyrand") pursuant to which Talleyrand has agreed to purchase substantially all of the assets of radio stations WQKK-FM and WGLU-FM in Johnstown, Pennsylvania and radio stations WRSC-AM, WQWK-FM, WBLF-AM and WIKN-FM in State College, Pennsylvania for the aggregate purchase price of approximately $8.5 million in cash. In addition to the stations it owns in Johnstown and State College, the Company will also sell to Talleyrand its right of first refusal to purchase two additional radio stations in Johnstown.

    The asset purchase agreement contains customary representations and warranties of the parties, and consummation of the sale of WQKK-FM, WGLU-FM, WRSC-AM, WQWK-FM, WBLF-AM and WIKN-FM is subject to certain conditions including
(i) the receipt of FCC consent to the assignment of the station licenses to Talleyrand and (ii) the receipt of consents to the assignment to Talleyrand of certain contracts relating to the stations. An application seeking FCC approval was filed with the FCC on October 10, 1997. The Company anticipates that the sale of WQKK-FM, WGLU-FM, WRSC-AM, WQWK-FM, WBLF-AM and WIKN-FM will close in the second or third quarter of 1998. The Company does not own any other radio stations in either Johnstown or State College.

    WEST-AM, Allentown/Bethlehem, Pennsylvania. On July 15, 1997, the Company entered into an Asset Purchase Agreement with Maranatha Broadcasting Company, Inc. ("Maranatha") pursuant to which Maranatha has agreed to acquire from the Company certain of the assets used in the operation of radio station WEST-AM in Allentown/Bethlehem. In October 1997, the Company acquired radio station WLEV-FM from Maranatha, and the assets of WEST-AM constitute a portion of the purchase price for WLEV-FM.

    The asset purchase agreement contains customary representations and warranties of the parties, and consummation of the sale of WEST-AM is subject to certain conditions including (i) the receipt of FCC consent to the assignment of the WEST-AM license to Maranatha and (ii) the receipt of consents to the assignment to Maranatha of certain contracts relating to WEST-AM. An application seeking FCC approval was filed on August 21, 1997. A grant of such application was received on February 6, 1998. The Company anticipates that the sale of WEST-AM will close in June 1998. Upon consummation of such sale, the Company will own two FM radio stations in Allentown/Bethlehem.

MARKET AND STATION DATA

Unless otherwise indicated herein, (i) all metropolitan statistical area ("MSA") rank information and information concerning the number of stations in a market have been obtained from Investing in Radio 1998 Market Report (1st ed.) (the "1998 BIA Report") published by BIA Publications, Inc. ("BIA"); (ii) all audience share and primary demographic share and rank information have been obtained from the Fall 1997 Radio Market Report (the "Arbitron Reports") published by The Arbitron Company ("Arbitron"); (iii) station and station group market revenue share and rank information for the Albuquerque, Colorado Springs, Eugene, Little Rock, Modesto, Reno, Salt Lake City, Spokane and Wilkes-Barre/Scranton markets are given for 1997 and have been obtained from the December 1997 Miller, Kaplan Market Revenue Report, a publication of Miller, Kaplan, Arase & Co., Certified Public Accountants; (iv) station and station group market revenue share and rank information for the Allentown/Bethlehem, Billings, Boise, Harrisburg, Medford, Tri-Cities and York markets are given for 1997 and have been obtained from the 1998 BIA Report; (v) station and station group market revenue share and rank information for the Providence market is given for 1997 and has been obtained from the December 1997 Radio Revenue Report, a publication of Hungerford, Aldrin, Nichols & Carter, P.C., Certified Public Accountants ("Hungerford"); (vi) market revenue is given for the period indicated and, with respect to a particular market, has been obtained from the same source from which station group market revenue share and rank information have been obtained for such market; and (vii) unless otherwise noted, information concerning the number of viable stations in a market has been obtained from Duncan's Radio Market Guide (1997 ed.) ("Duncan's") compiled by

Duncan's American Radio, Inc. Duncan's defines "viable stations" as stations which are active and viable competitors for advertising dollars in the market. If the total number of viable AM or viable FM stations within a market was not a whole number, that number was rounded up to the nearest whole number. A viable AM/FM combination has been counted as one viable FM station.

    A radio station's designated market may be different from its community of license. If a radio station's call letters have changed during the time the Company has owned or operated the station, the station is described herein by its call letters currently in use, unless otherwise indicated.

"Broadcast cash flow" consists of operating income (loss) before depreciation, amortization and corporate expenses. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that it is useful in evaluating the Company because it is a measure widely used in the broadcast industry to evaluate a radio company's operating performance. However, broadcast cash flow should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow data prepared in accordance with GAAP as a measure of liquidity or profitability.

STATION PORTFOLIO

The Company currently owns 64 FM and 29 AM radio stations, has the right to construct one additional FM radio station, sells advertising on behalf of four FM and five AM radio stations pursuant to JSAs and provides programming and sells advertising on behalf of four FM radio stations pursuant to LMAs, two of which stations are pending acquisition by the Company. The Company has entered into an agreement to purchase two FM radio stations. In addition, the Company has entered into agreements to sell four FM and three AM radio stations. Upon completion of the Pending Transactions, the Company will own 62 FM and 26 AM radio stations in 18 mid-sized markets, operate six FM and five AM additional radio stations in its markets pursuant to LMAs or JSAs and have the right to construct one additional FM radio station.

    The following table sets forth certain information about stations owned by or operated by the Company after giving effect to the Pending Transactions.

                                                                                                STATION
                                                                                STATION        AUDIENCE        RADIO
                                                                                RANK IN        SHARE IN        GROUP     RADIO GROUP
       RADIO GROUP/                       STATION               PRIMARY         PRIMARY         PRIMARY       MARKET        RANK IN
       STATION CALL       MSA           PROGRAMMING           DEMOGRAPHIC     DEMOGRAPHIC     DEMOGRAPHIC     REVENUE       MARKET
        LETTERS(1)       RANK             FORMAT               TARGET(2)       TARGET(3)       TARGET(3)     SHARE(4)     REVENUE(4)
----------------------  -----    ------------------------    ------------    ------------    ------------    --------    -----------
ALBUQUERQUE, NM.......      70                                                                                  55.9%            1
  Owned
  KKOB-AM.............           News/Talk                   A 25-54                2               6.9%
  KKOB-FM.............           Adult Contemporary          W 25-54                6               5.2
  KMGA-FM.............           Adult Contemporary          W 25-54                4               6.0
  KHTL-AM.............           News/Talk                   A 35-64              20t               1.1
  KTBL-FM.............           Country                     A 25-54              10t               3.6
  KHFM-FM.............           Classical                   A 25-54              13t               3.3
  KNML-AM.............           Sports                      M 25-54               16               2.2
  KRST-FM.............           Country                     A 25-54                1              12.6

COLORADO SPRINGS, CO..      94                                                                                  63.5%            1
  Owned
  KKFM-FM.............           Classic Rock                M 25-54                 1             15.3%
  KKMG-FM.............           Contemporary Hits           W 18-34                 1             20.5
  KKLI-FM.............           Soft Adult Contemporary     W 25-54                5t              7.1
  Operated
  KVUU-FM(5)..........           Adult Contemporary          W 18-49                5t              7.2
  KSPZ-FM(5)..........           Oldies                      A 25-54                6t              5.6
  KVOR-AM(5)..........           News/Talk                   A 25-54                 9              4.7
  KTWK-AM(5)..........           Nostalgia                   A 25-54                17              0.8

MODESTO, CA(6)........     121                                                                                  64.3%            1
  Owned
  KATM-FM.............           Country                     A 25-54                 1             13.9%
  KHKK-FM/KDJF-FM(7)..           Rock Oldies                 A 25-54                 6              5.5
  KBUL-AM.............           Sports                      M 25-54               14t              1.2
  KHOP-FM.............           Album Oriented Rock         A 18-34                 4              8.9


RENO, NV..............     130                                                                                  48.5%            1
  Owned
  KBUL-FM.............           Country                     A 25-54                 1             10.2%
  KKOH-AM.............           News/Talk                   A 25-54                 2              9.9
  KNEV-FM.............           Adult Contemporary          W 18-49                 2              9.7
  KNHK-FM.............           Rock Oldies                 A 25-54                10              3.8

SALT LAKE CITY, UT....      35                                                                                  22.5%            2
  Owned
  KFNZ-AM.............           Sports                      M 25-54                 5              5.7%
  KUBL-FM.............           Country                     A 25-54                 5              5.6
  KBEE-FM.............           Adult Contemporary          W 18-49                 2              8.5
  KCNR-AM.............           Children's                  C  4-11                --               --
  KBER-FM.............           Album Oriented Rock         A 18-34                 1              9.7
  KENZ-FM.............           Rock Alternative            A 18-34                 2              7.6

SPOKANE, WA...........       87                                                                                  52.7%            1
  Owned
  KDRK-FM.............            Country                     A 25-54                2               9.3%
  KAEP-FM.............            Rock Alternative            A 18-34                3t             10.7
  KJRB-AM.............            Talk                        A 35-64               17t              0.6
  KGA-AM..............            News/Talk                   A 25-54                10              4.0
  Operated
  KKZX-FM(5)..........            Classic Rock                M 25-54                 1             23.7
  KEYF-AM/FM(5)(7)                Oldies                      A 25-54                7t              5.9
  KUDY-AM(5)..........            Talk/Religion               A 25-54                --               --

BILLINGS, MT..........      242                                                                                  50.5%            1
  Owned
  KCTR-FM/
    KDWG-AM(7)........            Country                     A 25-54                 1             23.5%
  KKBR-FM.............            Oldies                      A 25-54                 3             11.3
  KBBB-FM.............            Adult Contemporary          W 25-54                3t              9.1
  KMHK-FM.............            Rock Oldies                 A 25-54                 8              4.7

EUGENE, OR............      144                                                                                  31.5%            1
  Owned
  KUGN-AM.............            News/Talk                   A 35-64                 3              9.2%
  KUGN-FM.............            Country                     A 25-54                6t              6.3
  KEHK-FM.............            Rock Oldies                 A 25-54                 4              7.2

MEDFORD, OR...........      204                                                                                  40.8%            1
  Owned
  KAKT-FM.............            Country                     A 25-54                9t              3.3%
  KBOY-FM.............            Classic Rock                M 25-54                 3              9.2
  KCMX-AM.............            News/Talk                   A 35-64                8t              4.8
  KCMX-FM.............            Adult Contemporary          W 25-54                 2             14.3
  KTMT-AM.............            Sports                      M 25-54               11t              1.5
  KTMT-FM.............            Contemporary Hits           W 18-34                1t             16.0

TRI-CITIES, WA........      202                                                                                  42.2%            1
  Owned
  KEYW-FM.............            Adult Contemporary          A 25-54               6t               6.2%
  KFLD-AM.............            Sports                      M 25-54               9t               4.3
  KORD-FM.............            Country                     A 25-54               4t               7.0
  KXRX-FM.............            Album Oriented Rock         M 18-34                1              20.0
  KTHK-FM.............            Rock Oldies                 A 25-54               10               4.7

PROVIDENCE, RI........       31                                                                                  36.7%            1
  Owned
  WPRO-AM.............            News/Talk                   A 25-54                10              2.5%
  WPRO-FM.............            Contemporary Hits           A 18-49                 3              6.8
  WWLI-FM.............            Adult Contemporary          W 25-54                 1             12.2
  WSKO-AM.............            Sports                      M 25-54               26t              0.8
  WXEX-FM.............            Rock                        A 18-34                 8              4.6
  WHKK-FM.............            Rock Oldies                 A 25-54               12t              1.7

ALLENTOWN/
  BETHLEHEM, PA.......       66                                                                                  26.5%            2
  Owned
  WCTO-FM.............            Country                     A 25-54                 2             14.2%
  WLEV-FM.............            Adult Contemporary          W 25-54                 4             11.6

HARRISBURG, PA........       73                                                                                  13.5%            3
  Owned
  WRKZ-FM.............            Country                     A 25-54                 8              4.9%

YORK, PA..............      103                                                                                  10.2%            4
  Owned
  WQXA-FM.............            Rock                        M 18-34                 1             21.6%
  WQXA-AM.............            Nostalgia                   A 35-64               25t              0.6

WILKES-BARRE/
  SCRANTON, PA........       63                                                                                  31.6%            2
  Owned
  WMGS-FM.............            Adult Contemporary          W 25-54                1t             16.4%
  WARM-AM(8)..........            News/Talk                   A 25-54                10              2.1
  WZMT-FM(8)..........            Album Oriented Rock         M 18-34                 1             20.1
  WAZL-AM.............            Nostalgia                   A 35-64               31t              0.4
  WEMR-FM(8)(9)(10)...            Contemporary Hits           W 18-34                4t              8.4

  WSGD-FM/
   WDLS-FM(7).........             Oldies                      A 25-54                 6             4.7
  WCDL-AM.............             Country                     A 35-64                --              --
  WEMR-AM.............             Country                     A 35-64                 8             3.0
  Operated
  WKQV-AM(8)(11)......             Simulcast with WARM-AM
  WKQV-FM(8)(11)......             Simulcast with WZMT-FM
  WBHT-FM(8)(11)......             Simulcast with WEMR-FM

QUINCY, IL............        NA                                                                                   NA             NA
  Owned
  WQCY-FM.............             Country                     A 25-54                NA              NA
  WMOS-FM.............             Album Oriented Rock         M 18-34                NA              NA
  WTAD-AM.............             News/Talk                   A 25-54                NA              NA
  WBRJ-FM.............             News/Talk                   A 25-54                NA              NA

LITTLE ROCK,
  AR(12)..............        82                                                                                  41.1%            2
  Owned
  KARN-AM/ KARN-FM/
    KKRN-FM/
    KRNN-AM(7)........             News/Talk/Sports            A 25-54                11              3.9%
  KIPR-FM.............             Urban                       A 18-49                 3              9.9
  KOKY-FM.............             Contemporary Hits           A 18-34                11              3.0
  KLAL-FM.............             Modern Adult                A 18-49                7t              4.4
                                   Contemporary
  KAFN-FM(12).........             NA                          NA                     NA                  NA
  KLIH-AM.............             Gospel                      A 25-54                 17             1.3
  KURB-FM.............             Adult Contemporary          A 25-54                 3              7.9
  KVLO-FM.............             Soft Adult Contemporary     W 25-54                 6              6.7

BOISE, ID.............       126                                                                                  42.0%            2
  Owned
  KIZN-FM(9)(10)......             Country                     A 25-54                 4              7.4%
  KZMG-FM(9)(10)......             Contemporary Hits           W 18-34                1t             15.2
  KKGL-FM.............             Classic Rock                M 25-54                 1              9.2
  KQFC-FM.............             Country                     A 25-54                 1             10.0
  KBOI-AM.............             News/Talk                   A 35-64                 3              7.9

----------

t-- Tied with one or more other radio stations.

NA -- Information not available.

(1) Does not include information for stations under contract to be sold by the Company or for a market if the Company has entered into an agreement to sell all of its stations in such market.

(2) The letter "A" designates adults, the letter "W" designates women, the letter "M" designates men and the letter "C" designates children. The numbers following each letter designate the range of ages included within the demographic group.

(3) The generally accepted method of measuring the relative size of a radio station's audience is by reference to total persons, within specific demographic groups, Monday - Sunday, 6:00 a.m. - 12:00 midnight Average Quarter Hour ("AQH") shares, as published by Arbitron. Arbitron periodically samples radio listeners in defined market areas, principally through the use of diaries returned by selected listeners. A station's AQH share is a percentage computed by dividing the average number of persons listening to a particular station for at least five minutes during an average quarter hour in a given time period by the average number of such persons for all stations in the market area. Station Rank by Primary Demographic Target is the ranking of a station among all stations in its target demographic group based upon the station's AQH shares. Arbitron compiles ratings data for various demographic groups. All information concerning ratings and audience listening information used in this filing is given pursuant to the method described above and derived from the Arbitron Reports.

(4) Radio Group Market Revenue Share was derived for each radio group by summing the market share of revenue of each station included within the group. Radio Group Rank in Market Revenue is the ranking, by radio group market revenue, of each of the Company's radio groups in its market among all other radio groups in such market.

(5) The Company sells advertising on behalf of the listed stations under a JSA.

(6) KHKK-FM/KDJK-FM, KHOP-FM and KATM-FM also broadcast in the adjacent Stockton, California market where, in the Fall 1997 Arbitron Report, they ranked 2, 8t and 1 in their primary demographic targets, respectively.

(7) Combined stations are simulcast. Rank and audience share information is given on a combined basis.

(8) WARM-AM is simulcast with WKQV-AM. WZMT-FM is simulcast with WKQV-FM. WEMR-FM is simulcast with WBHT-FM. Rank and audience share information is given on a combined basis.

(9) Pending their acquisition by the Company, the Company currently operates the listed stations under an LMA.

(10) The consummation of the Pending Acquisitions is subject to certain conditions, including FCC approval. Although the Company believes these closing conditions are customary for transactions of this type and will be satisfied, there can be no assurance that such closing conditions will be satisfied.

(11) WKQV-FM, WKQV-AM and WBHT-FM in Wilkes-Barre/Scranton are operated pursuant to an LMA or a JSA, and the Company has the option to purchase these stations.

(12) KAFN-FM is not yet operational. Three of the stations serve the surrounding communities outside of Little Rock.

OPERATING STRATEGY

    In order to maximize its radio stations' appeal to advertisers, and thus the revenue and cash flow of its stations, the Company has implemented the following strategies:

    Ownership of Strong Station Groups. The Company seeks to secure and maintain a leadership position in the markets it serves through ownership of multiple stations in a market. By strategically coordinating programming, promotional and selling strategies among a group of local stations, the Company attempts to capture a wide range of demographic groups which appeal to advertisers. The Company believes that the diversification of its programming formats and its collective inventory of available advertising time strengthen relationships with advertisers and increase the Company's ability to maximize the value of its inventory.

    The Company believes that its ability to leverage the existing programming and sales resources of its strong station groups enables it to enhance the growth potential of both new and underperforming stations while reducing the risks associated with undertaking means of improving station performance, including launching new formats. The Company also believes that operating leading station groups allows it to attract and retain talented local management teams, on-air personalities and sales personnel, which it believes are essential to operating success. Furthermore, the Company seeks to achieve substantial cost savings through the consolidation in each of its markets of facilities, management, sales and administrative personnel and operating resources (such as on-air talent, programming and music research) and through the reduction of other redundant expenses. The Company believes that having multiple stations in a market also enhances its ability to sell the advantages of radio advertising versus other advertising media.

    Aggressive Sales and Marketing. The Company seeks to maximize its share of local advertising revenue in each of its markets by implementing and maintaining strong sales and marketing programs. The Company provides extensive training for its sales personnel through in-house sales and time management programs, and it retains various independent consultants who hold frequent seminars for and are available for consultation with the Company's sales personnel. The Company also emphasizes regular, informal exchanges of ideas among its management and sales personnel across its various markets. Because advertising time is perishable, the Company seeks to maximize its revenue through the utilization of sophisticated inventory management techniques that allow it to provide its sales personnel with frequent price adjustments based on regional and local market conditions. To further strengthen its relationship with advertisers, the Company also offers and markets its ability to create customer traffic through on-site events staged at, and broadcast from, an advertiser's business.

    Targeted Programming. To maintain or improve its position in each market, the Company combines extensive market research with an assessment of its competitors' vulnerabilities in order to identify significant and sustainable target audiences. The Company then tailors the programming, marketing and promotion of each station to maximize its appeal to its target audience. Within each market, the Company attempts to build strong franchises through (i) the creation of distinct, highly visible profiles for its on-air personalities, particularly those broadcasting during morning "drive time" traditionally between 6:00 a.m. and 10:00 a.m., (ii) the formulation of recognizable "brand names" for select stations such as the "Bull" and "Cat Country" and (iii) active involvement in community events and charities. The Company has achieved particular success in programming country formats and currently operates the leading country station in 9 of its 14 markets where it programs country music.

    Decentralized Operations. The Company believes that radio is primarily a local business and that much of its success is the result of the efforts of regional and local management and staff. Accordingly, the Company decentralizes much of its operations to those levels. Each of the Company's regional and local station groups is managed by a team of experienced broadcasters who understand the musical tastes, demographics and competitive opportunities of the particular market. Regional and local managers are responsible for preparing annual operating budgets, and a portion of their compensation is linked to meeting or surpassing operating targets. Corporate management approves each station group's annual operating budget and imposes strict financial reporting requirements to track station performance. Corporate management is responsible for long range planning, establishing Company policies and serving as a resource to local management. The Company has implemented local sales reporting systems at each station to provide local and corporate management with daily sales information.

    The Company intends to continue to develop methods to enhance revenue and reduce costs. Certain risks and uncertainties concerning the Company's operating strategy are discussed below under the captions "Federal Regulation of Radio Broadcasting" and "Forward-Looking Information."

ACQUISITION STRATEGY

    In February 1996, as a result of the passage of the Telecommunications Act of 1996 (the "Telecommunications Act"), radio broadcasting companies were permitted to increase their ownership of stations within a single market from four to a maximum of between five and eight stations, depending on market size. The Telecommunications Act also eliminated the national ownership restriction that generally had limited companies to the ownership of no more than 40 stations (20 AM and 20 FM) throughout the United States. As the Company has achieved a leading position in most of the markets it currently serves, the Company expects that, in addition to acquiring additional radio stations in existing markets as permitted by the Telecommunications Act, it will emphasize the acquisition of additional radio stations in new markets which present opportunities for the Company to apply its operating strategies. The Company believes that such acquisitions will enable it to achieve, among other things, greater size and geographic diversification. The Company anticipates that it will continue to focus on mid-sized markets rather than attempt to expand into larger markets. Although competition among potential purchasers for suitable radio station acquisitions is intense throughout the United States, the Company believes that less competition exists, particularly from the larger radio operators, in mid-sized markets as compared to larger markets, affording the Company relatively more attractive acquisition opportunities in these markets. There can be no assurance, however, that the Company will be able to identify suitable and available acquisition opportunities or that it will be able to consummate any such acquisition opportunities. Additional risks and uncertainties attendant to the Company's acquisition strategy are discussed below under the captions "Federal Regulation of Radio Broadcasting" and "Forward-Looking Information."

    In evaluating acquisition opportunities in new markets, the Company assesses its potential, over time, to build leading radio station groups in those markets. The Company believes that the creation of strong station groups in local markets is essential to operating success and generally will not consider entering a new market unless it believes it can acquire multiple stations in the market. The Company also analyzes a number of additional factors which it believes are important to its success, including the number and quality of commercial radio signals broadcasting in the market, the nature of the competition in the market, the Company's ability to improve the operating performance of the radio station or stations under consideration and the general economic conditions of the market.

    The Company believes that its acquisition strategy, if properly implemented, could have a number of benefits, including (i) diversification of revenue and broadcast cash flow across a greater number of stations and markets, (ii) improved broadcast cash flow margins through the consolidation of facilities and the elimination of redundant expenses, (iii) enhanced utilization of its senior management team, (iv) improved leverage in various key vendor negotiations, (v) greater appeal to top industry management talent and (vi) increased overall scale which should facilitate the Company's capital raising activities.

RADIO INDUSTRY OVERVIEW

    Radio stations generate the majority of their revenue from the sale of advertising time to local and national spot advertisers and national network advertisers. Radio serves primarily as a medium for local advertising. The growth in total radio advertising revenue tends to be fairly stable and has generally grown at a rate faster than the Gross Domestic Product (the "GDP"). Total radio advertising revenue in 1996 of $12.4 billion represented an 8.2% increase over 1995, as reported by the Radio Advertising Bureau ("RAB").

    Radio is considered an efficient means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format, such as country, adult contemporary, oldies or news/talk. A station's format and style of presentation enable it to target certain demographic and psychographic groups. By capturing a specific listening audience share of a market's radio audience, with particular concentration in a targeted demographic group, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations utilize data published by audience measuring services, such as Arbitron, to estimate how many people within particular geographical markets and demographic groups listen to specific stations.

    Stations determine the number of advertisements broadcast hourly that will maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

    A station's local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. To generate national advertising sales, a station will engage a firm that specializes in soliciting radio advertising sales on a national level. National sales representatives obtain advertising principally from advertising agencies located outside the station's market and receive commissions based on the revenue from the advertising obtained.

    According to the RAB's Radio Marketing Guide and Fact Book for Advertisers, 1997, radio reaches approximately 95% of all Americans over the age of 12 each week. More than one-half of all radio listening is done outside the home, in contrast to other advertising mediums, and three out of four adults are reached by car radio each week. The average listener spends approximately three hours and 20 minutes per day listening to radio. The highest portion of radio listenership occurs during the morning, particularly between the time a listener wakes up and the time the listener reaches work. This morning "drive time" period reaches more than 80% of people over 12 years of age and, as a result, radio advertising sold during this period achieves premium advertising rates. Radio listeners have gradually shifted over the years from AM (amplitude modulation) to FM (frequency modulation) stations. FM reception, as compared to AM, is generally clearer and provides greater tonal range and higher fidelity. FM's listener share is now in excess of 75%, despite the fact that the number of AM and FM commercial stations in the United States is approximately equal.

STATION PORTFOLIO

    The following is a description of each of the radio stations currently owned or operated by the Company, the stations which the Company has entered into an agreement to acquire and the markets they serve. The stations owned by the Company include those acquired in January 1997 when Deschutes was acquired by Citadel Communications and those acquired in July 1997 when Tele-Media was acquired by the Company. Information is not given for stations under contract to be sold by the Company or for a market if the Company has entered into an agreement to sell all of its stations in such market.

    Albuquerque, New Mexico. The Company owns five FM and three AM radio stations in Albuquerque.

                                                                                     STATION RANK IN
                          STATION                                   PRIMARY               PRIMARY
                       PROGRAMMING                YEAR            DEMOGRAPHIC           DEMOGRAPHIC
STATION CALL LETTERS       FORMAT             ACQUIRED/LMA          TARGET                 TARGET
--------------------       ------             ------------          ------                 ------
KKOB-AM............    News/Talk                 1994               A 25-54                   2
KKOB-FM............    Adult                     1994               W 25-54                   6
                       Contemporary
                       ("A/C")
KMGA-FM............    A/C                       1994               W 25-54                   4
KHTL-AM............    News/Talk                 1994               A 35-64                20(tie)
KHFM-FM............    Classical                 1996               A 25-54                13(tie)
KNML-AM............    Sports                    1996               M 25-54                   16
KRST-FM............    Country                1996/1996             A 25-54                   1
KTBL-FM............    Country             1996/1995 (JSA)          A 25-54                10(tie)

    Albuquerque has an MSA rank of 70, and had market revenue of approximately $33.3 million in 1997, an approximate 11.4% increase over 1996. There are 37 stations in the Albuquerque market, including 17 viable FM and three viable AM stations. The eight stations owned by the Company rank first in the market in terms of their combined gross revenue, with approximately 55.9% of the market revenue in 1997.

    Colorado Springs, Colorado. The Company owns three FM radio stations and sells advertising on behalf of two FM and two AM radio stations under a JSA in Colorado Springs.

                                                                           STATION RANK IN
                           STATION                           PRIMARY           PRIMARY
                         PROGRAMMING         YEAR          DEMOGRAPHIC       DEMOGRAPHIC
STATION CALL LETTERS        FORMAT       ACQUIRED/LMA        TARGET            TARGET
--------------------        ------      -------------        ------            ------
KKFM-FM............      Classic Rock         1992           M 25-54              1
KKMG-FM............      Contemporary      1994/1992         W 18-34              1
                          Hit Radio
                           ("CHR")
KKLI-FM............        Soft A/C           1996           W 25-54           5(tie)
KVUU-FM............          A/C           1996 (JSA)        W 18-49           5(tie)
KSPZ-FM............         Oldies         1996 (JSA)        A 25-54           6(tie)
KVOR-AM............       News/Talk        1996 (JSA)        A 25-54              9
KTWK-AM............       Nostalgia        1996 (JSA)        A 25-54             17

    Colorado Springs has an MSA rank of 94, and had market revenue of approximately $17.0 million in 1997, an approximate 14.5% increase over 1996. There are 21 stations in the Colorado Springs market, including 11 viable FM and two viable AM stations. The three stations owned by the Company plus the four stations marketed under a JSA, rank first in the market in terms of their combined gross revenue, with approximately 63.5% of the market revenue 1997.

    Modesto, California. The Company owns four FM radio stations and one AM radio station in Modesto.

                                                                            STATION RANK IN
                            STATION                          PRIMARY            PRIMARY
                          PROGRAMMING        YEAR          DEMOGRAPHIC        DEMOGRAPHIC
STATION CALL LETTERS        FORMAT       ACQUIRED/LMA        TARGET             TARGET
--------------------        ------      -------------         -----             ------
KATM-FM............        Country            1992           A 25-54               1
KBUL-AM............         Sports            1992           M 25-54            14(tie)
KDJK-FM............      Rock Oldies          1993           A 25-54         Simulcast with
                                                                                KHKK-FM
KHKK-FM............      Rock Oldies       1993/1993         A 25-54               6
KHOP-FM............         Album             1996           A 18-34               4
                        Oriented Rock
                           ("AOR")

    Modesto has an MSA rank of 121, and had market revenue of approximately $13.8 million in 1997, an approximate 0.9% increase over 1996. There are 22 stations in the Modesto market, including nine viable FM and two viable AM stations. The five stations owned by the Company rank first in the market in terms of their combined gross revenue, with approximately 64.3% of the market revenue in 1997.

    The Company owns three stations serving the Modesto market (KATM-FM, KHKK-FM and KHOP-FM) with sufficiently strong signals to attract additional advertising revenue from advertisers that desire coverage of other markets in California's central valley region. To further increase the operating performance of such stations, the Company changed several formats and call letters during 1996 in an effort to place the most popular formats on its strongest signals.

    Reno, Nevada. The Company owns three FM radio stations and one AM radio station in Reno.

                                                                           STATION RANK IN
                            STATION                          PRIMARY           PRIMARY
                          PROGRAMMING        YEAR          DEMOGRAPHIC       DEMOGRAPHIC
STATION CALL LETTERS        FORMAT       ACQUIRED/LMA        TARGET            TARGET
--------------------        ------       ------------        ------            ------
KBUL-FM............        Country            1992           A 25-54              1
KKOH-AM............       News/Talk           1992           A 25-54              2
KNEV-FM............          A/C           1993/1993         W 18-49              2
KNHK-FM............      Rock Oldies       1997/1997         A 25-54             10

    Reno has an MSA rank of 130, and had market revenue of approximately $15.2 million in 1997, an approximate 8.5% increase over 1996. There are 26 stations in the Reno market, including 13 viable FM and two viable AM stations. The four stations owned by the Company rank first in the market in terms of their combined gross revenue, with approximately 48.5% of the market revenue in 1997.

    Salt Lake City, Utah. The Company owns four FM and two AM radio stations in Salt Lake City.

                                                                               STATION RANK IN
                            STATION                              PRIMARY            PRIMARY
                          PROGRAMMING            YEAR          DEMOGRAPHIC        DEMOGRAPHIC
STATION CALL LETTERS        FORMAT           ACQUIRED/LMA        TARGET             TARGET
--------------------        ------           ------------        ------             ------
KCNR-AM............        Children's            1992             C 4-11              --
KUBL-FM............         Country              1992            A 25-54              5
KBEE-FM............           A/C             1997/1992          W 18-49              2
KFNZ-AM............          Sports           1997/1992          M 25-54              5
KBER-FM............           AOR             1997/1996          A 18-34              1
KENZ-FM............     Rock Alternative   1997/1996 (JSA)       A 18-34              2

    Salt Lake City has an MSA rank of 35, and had market revenue of approximately $59.3 million in 1997, an approximate 13.3% increase over 1996. There are 43 stations in the Salt Lake City market, including 16 viable FM and four viable AM stations. The six stations owned by the Company rank second in the market in terms of their combined gross revenue, with approximately 22.5% of the market revenue in 1997.

    Spokane, Washington. The Company owns two FM and two AM radio stations and sells advertising on behalf of two FM and two AM radio stations under a JSA in Spokane.

                                                                             STATION RANK IN
                            STATION                            PRIMARY           PRIMARY
                          PROGRAMMING         YEAR           DEMOGRAPHIC       DEMOGRAPHIC
STATION CALL LETTERS        FORMAT        ACQUIRED/LMA         TARGET            TARGET
--------------------        ------        ------------         ------            ------
KDRK-FM............        Country             1992            A 25-54             2
KGA-AM.............       News/Talk            1992            A 25-54             10
KAEP-FM............          Rock              1993            A 18-34           3(tie)
                         Alternative
KJRB-AM............          Talk           1993/1993          A 35-64          17(tie)
KKZX-FM............      Classic Rock       1996 (JSA)         M 25-54             1
KEYF-FM............         Oldies          1996 (JSA)         A 25-54           7(tie)
KEYF-AM............         Oldies          1996 (JSA)         A 25-54       Simulcast with
                                                                                KEYF-FM
KUDY-AM............     Talk/Religion       1996 (JSA)         A 25-54             --

    Spokane has an MSA rank of 87, and had market revenue of approximately $14.6 million in 1997, an approximate 8.7% increase over 1996. There are 26 stations in the Spokane market, including 12 viable FM and four viable AM stations. The four stations owned by the Company plus the four stations marketed under a JSA rank first in the market in terms of their combined gross revenue, with approximately 52.7% of the market revenue in 1997.

    Billings, Montana. As a result of the acquisition of Deschutes and the Subsidiary Merger, the Company owns four FM radio stations and one AM radio station in Billings.

                                                                       STATION RANK IN
                            STATION                     PRIMARY            PRIMARY
                          PROGRAMMING      YEAR       DEMOGRAPHIC        DEMOGRAPHIC
STATION CALL LETTERS        FORMAT       ACQUIRED       TARGET             TARGET
--------------------        ------       --------       ------             ------
KCTR-FM............        Country         1997         A 25-54               1
KDWG-AM............        Country         1997         A 25-54         Simulcast with
                                                                           KCTR-FM
KKBR-FM............         Oldies         1997         A 25-54               3
KBBB-FM............          A/C           1997         W 25-54             3(tie)
KMHK-FM............      Rock Oldies       1997         A 25-54               8

    Billings has an MSA rank of 242, and had market revenue of approximately $6.0 million in 1997, an approximate 5.3% increase over 1996. There are 14 stations in the Billings market, including seven viable FM and three viable AM stations. The five stations owned by the Company rank first in the market in terms of their combined gross revenue, with approximately 50.5% of the market revenue in 1997.

    Eugene, Oregon. As a result of the acquisition of Deschutes and the Subsidiary Merger, the Company owns two FM radio stations and one AM radio station in Eugene.

                                                                      STATION RANK IN
                            STATION                     PRIMARY           PRIMARY
                          PROGRAMMING      YEAR       DEMOGRAPHIC       DEMOGRAPHIC
STATION CALL LETTERS        FORMAT       ACQUIRED       TARGET            TARGET
--------------------        ------       --------       ------            ------
KEHK-FM............      Rock Oldies       1997         A 25-54             4
KUGN-AM............       News/Talk        1997         A 35-64             3
KUGN-FM............        Country         1997         A 25-54           6(tie)

    Eugene has an MSA rank of 144, and had market revenue of approximately $9.2 million in 1997, an approximate 9.5% decrease from 1996. There are 19 stations in the Eugene market, including eight viable FM and three viable AM stations. The three stations owned by the Company rank first in the market in terms of their combined gross revenue, with approximately 31.5% of the market revenue in 1997.

    Medford, Oregon. As a result of the acquisition of Deschutes and the Subsidiary Merger, the Company owns four FM and two AM radio stations in Medford.

                                                                      STATION RANK IN
                            STATION                     PRIMARY           PRIMARY
                          PROGRAMMING      YEAR       DEMOGRAPHIC       DEMOGRAPHIC
STATION CALL LETTERS        FORMAT       ACQUIRED       TARGET            TARGET
--------------------        ------       --------       ------            ------
KAKT-FM............        Country         1997         A 25-54           9(tie)
KBOY-FM............      Classic Rock      1997         M 25-54             3
KCMX-AM............       News/Talk        1997         A 35-64           8(tie)
KCMX-FM............          A/C           1997         W 25-54             2
KTMT-AM............         Sports         1997         M 25-54          11(tie)
KTMT-FM............          CHR           1997         W 18-34           1(tie)

    Medford has an MSA rank of 204, and had market revenue of approximately $6.0 million in 1997, an approximate 9.1% increase over 1996. There are 17 stations in the Medford market, including, according to the 1998 BIA Report, six viable FM stations. The six stations owned by the Company rank first in the market in terms of their combined gross revenue, with approximately 40.8% of the market revenue in 1997.

    Tri-Cities, Washington. As a result of the acquisition of Deschutes, the Subsidiary Merger and the September 1997 acquisition of KTHK-FM, the Company owns four FM radio stations and one AM radio station in Tri-Cities.

                                                                           STATION RANK IN
                            STATION                          PRIMARY           PRIMARY
                          PROGRAMMING        YEAR          DEMOGRAPHIC       DEMOGRAPHIC
STATION CALL LETTERS        FORMAT       ACQUIRED/LMA        TARGET            TARGET
--------------------        ------       ------------        ------            ------
KFLD-AM............         Sports            1997           M 25-54           9(tie)
KORD-FM............        Country            1997           A 25-54           4(tie)
KXRX-FM............          AOR              1997           M 18-34              1
KEYW-FM............          A/C              1997           A 25-54           6(tie)
KTHK-FM............      Rock Oldies       1997/1997         A 25-54             10

    Tri-Cities (includes the communities of Richland, Kennewick and Pasco, Washington) has an MSA rank of 202, and had market revenue of approximately $5.8 million in 1997, an approximate 5.5% increase over 1996. There are 18 stations in the Tri-Cities market, including, according to the 1998 BIA Report, six viable FM stations. The five stations owned by the Company rank first in the market in terms of their combined gross revenue, with approximately 42.2% of the market revenue in 1997.

    Providence, Rhode Island. As a result of the Tele-Media Acquisition, the September 1997 acquisition of WXEX-FM and the November 1997 acquisition of WHKK-FM, the Company owns four FM and two AM radio stations in Providence.

                                                                          STATION RANK IN
                            STATION                          PRIMARY           PRIMARY
                          PROGRAMMING        YEAR          DEMOGRAPHIC       DEMOGRAPHIC
STATION CALL LETTERS        FORMAT       ACQUIRED/LMA        TARGET            TARGET
--------------------        ------       ------------        ------            ------
WSKO-AM............         Sports            1997           M 25-54           26(tie)
WWLI-FM............          A/C              1997           W 25-54              1
WPRO-AM............       News/Talk           1997           A 25-54             10
WPRO-FM............          CHR              1997           A 18-49              3
WXEX-FM............          Rock             1997           A 18-34              8
WHKK-FM............      Rock Oldies       1997/1997         A 25-54           12(tie)

    Providence has an MSA rank of 31, and had market revenue of approximately $38.8 million in 1997, an approximate 1.6% increase over 1996. There are 37 stations in the Providence market, including ten viable FM and three viable AM stations. The six stations owned by the Company in this market rank first in the market in terms of their combined gross revenue, with approximately 36.7% of the market revenue in 1997.

    Allentown/Bethlehem, Pennsylvania. As a result of the Tele-Media Acquisition and the October 1997 acquisition of WLEV-FM, the Company owns two FM radio stations and one AM radio station in Allentown. The Company has entered into an agreement to sell WEST-AM, which is not included in the chart below.

                                                                        STATION RANK IN
                            STATION                       PRIMARY           PRIMARY
                          PROGRAMMING       YEAR        DEMOGRAPHIC       DEMOGRAPHIC
STATION CALL LETTERS        FORMAT        ACQUIRED        TARGET            TARGET
--------------------        ------        --------        ------            ------
WCTO-FM............        Country          1997          A 25-54              2
WLEV-FM............        Lite A/C       1997/1997       W 25-54              4


    Allentown/Bethlehem has an MSA rank of 66, and had market revenue of approximately $24.3 million in 1997, an approximate 7.5% increase over 1996. There are 19 stations in the Allentown market, including six viable FM and three viable AM stations. WLEV-FM and WCTO-FM rank second in the market in terms of their combined gross revenue, with approximately 26.5% of market revenue in 1997.

    Harrisburg, Pennsylvania and York, Pennsylvania. As a result of the Tele-Media Acquisition, the Company owns one FM radio station in Harrisburg and one FM radio station and one AM radio station in York. Harrisburg and York are adjacent markets with numerous overlapping radio signals. The Company intends to operate these stations as a single station group.

                                                                         STATION RANK IN
                              STATION                     PRIMARY            PRIMARY
                            PROGRAMMING       YEAR      DEMOGRAPHIC        DEMOGRAPHIC
 STATION CALL LETTERS         FORMAT        ACQUIRED      TARGET             TARGET
 --------------------         ------        --------      ------             ------
WRKZ-FM (Harrisburg)..        Country         1997        A 25-54              8
WQXA-FM (York)........         Rock           1997        M 18-34              1
WQXA-AM (York)........       Nostalgia        1997        A 35-64           25(tie)

    Harrisburg has an MSA rank of 73, and had market revenue of approximately $24.4 million in 1997, an approximate 0.4% decrease from 1996. There are 23 stations in the Harrisburg market, including eight viable FM and three viable AM stations. WRKZ-FM ranks third in the market in terms of gross revenue, with approximately 13.5% of the market revenue in 1997.

    York has an MSA rank of 103, and had market revenue of approximately $16.6 million in 1997, an approximate 7.8% increase over 1996. There are 15 stations in the York market, including seven viable FM stations and one viable AM station. The two stations owned by the Company rank fourth in the market in terms of their combined gross revenue, with approximately 10.2% of the market revenue in 1997.

    Wilkes-Barre/Scranton, Pennsylvania. As a result of the Tele-Media Acquisition, the acquisition of WEMR-FM and WEMR-AM in January 1998 and the acquisition of WSGD-FM, WDLS-FM and WCDL-AM in March 1998, the Company owns five FM and four AM radio stations and operates two FM radio stations and one AM radio station under an LMA and a JSA, respectively, in Wilkes-Barre/Scranton.

                                                                           STATION RANK IN
                            STATION                          PRIMARY           PRIMARY
                          PROGRAMMING        YEAR          DEMOGRAPHIC       DEMOGRAPHIC
STATION CALL LETTERS        FORMAT       ACQUIRED/LMA        TARGET            TARGET
--------------------        ------       ------------        ------            ------
WMGS-FM............          A/C              1997           W 25-54           1(tie)
WARM-AM............       News/Talk           1997           A 25-54             10
WZMT-FM............          AOR              1997           M 18-34              1
WAZL-AM............       Nostalgia           1997           A 35-64           31(tie)
WBHT-FM............          CHR           1997(LMA)         W 18-34           4(tie)
WKQV-FM............          AOR           1997(LMA)         M 18-34       Simulcast with
                                                                               WZMT-FM
WKQV-AM............       News/Talk        1997(JSA)         A 25-54       Simulcast with
                                                                               WARM-AM
WSGD-FM............         Oldies         1998/1997         A 25-54              6
WDLS-FM............         Oldies         1998/1997         A 25-54       Simulcast with
                                                                               WSGD-FM
WCDL-AM............        Country         1998/1997         A 35-64             --
WEMR-FM............          CHR           1998/1997         W 18-34       Simulcast with
                                                                               WBHT-FM
WEMR-AM............        Country         1998/1997         A 35-64              8

    Wilkes-Barre/Scranton has an MSA rank of 63, and had market revenue of approximately $18.2 million in 1997, an approximate 18.0% increase over 1996. There are 40 stations in the Wilkes-Barre/Scranton market, including ten viable FM and four viable AM stations. The twelve stations owned or operated by the Company in this market rank second in the market in terms of their combined gross revenue, with approximately 31.6% of market revenue in 1997.

    Quincy, Illinois. As a result of the Tele-Media Acquisition, the Company owns three FM radio stations and one AM radio station in Quincy.

                                                                      STATION RANK IN
                            STATION                     PRIMARY           PRIMARY
                          PROGRAMMING      YEAR       DEMOGRAPHIC       DEMOGRAPHIC
STATION CALL LETTERS        FORMAT       ACQUIRED       TARGET            TARGET
--------------------        ------       --------       ------            ------
WQCY-FM............        Country         1997         A 25-54             NA
WTAD-AM............       News/Talk        1997         A 25-54             NA
WMOS-FM............          AOR           1997         M 18-34             NA
WBRJ-FM............       News/Talk        1997         A 25-54             NA

    MSA rank, market revenue, station ownership and viable station data are not available for the Quincy market.

    Little Rock, Arkansas. As a result of the Little Rock Acquisitions, the Company owns seven FM and three AM radio stations in Little Rock and has the right to construct and operate one additional FM radio station in Little Rock.

                                                                              STATION RANK IN
                             STATION                            PRIMARY           PRIMARY
                           PROGRAMMING         YEAR           DEMOGRAPHIC       DEMOGRAPHIC
STATION CALL LETTERS         FORMAT        ACQUIRED/LMA         TARGET            TARGET
--------------------         ------        ------------         ------            ------
KARN-AM............     News/Talk/Sports     1997/1997          A 25-54             11
KARN-FM............     News/Talk/Sports     1997/1997          A 25-54       Simulcast with
                                                                                 KARN-AM
KKRN-FM............     News/Talk/Sports     1997/1997          A 25-54       Simulcast with
                                                                                 KARN-AM
KRNN-AM............     News/Talk/Sports     1997/1997          A 25-54       Simulcast with
                                                                                 KARN-AM
KIPR-FM............          Urban           1997/1997          A 18-49             3
KOKY-FM............           CHR            1997/1997          A 18-34             11
KLAL-FM............        Modern A/C           1997            A 18-49           7(tie)
KLIH-AM............          Gospel             1997            A 25-54             17
KURB-FM............           A/C               1997            A 25-54             3
KVLO-FM............         Soft A/C            1997            W 25-54             6
KAFN-FM............      Not Applicable         1997        Not Applicable    Not Applicable

    Little Rock has an MSA rank of 82, and had market revenue of approximately $19.7 million in 1997, an approximate 10.9% increase over 1996. There are 31 stations in the Little Rock market, including 13 viable FM stations and one viable AM station. The ten operating stations owned by the Company in this market rank second in the market in terms of their combined gross revenue, with approximately 41.1% of market revenue in 1997.

    KAFN-FM has not yet commenced broadcasting. The Company holds a permit to construct such station.

    The Company also owns the Arkansas Radio Network, which was established in 1968 and is a state-wide news network with affiliates in nearly every county in Arkansas. The Arkansas Radio Network feeds hourly newscasts in addition to agricultural programs, market reports, weather and special events.

    Boise, Idaho. The Company owns two FM radio stations and one AM radio station in Boise. Pending their acquisition by the Company, the Company also operates two FM stations pursuant to LMAs.

                                                                          STATION RANK IN
                            STATION                          PRIMARY           PRIMARY
                          PROGRAMMING        YEAR          DEMOGRAPHIC       DEMOGRAPHIC
STATION CALL LETTERS        FORMAT       ACQUIRED/LMA        TARGET            TARGET
--------------------        ------       ------------        ------            ------
KIZN-FM............        Country        Pending/1997      A 25 - 54             4
KZMG-FM............          CHR          Pending/1997      W 18 - 34          1(tie)
KKGL-FM............      Classic Rock      1998/1997        M 25 - 54             1
KQFC-FM............        Country         1998/1997        A 25 - 54             1
KBOI-AM............       News/Talk        1998/1997        A 35 - 64             3

    Boise has an MSA rank of 126, and had market revenue of approximately $15.7 million in 1997, an approximate 5.4% increase over 1996. There are 24 stations in the Boise market, including 11 viable FM and three viable AM stations. The three stations owned by the Company combined with the two stations pending acquisition in this market rank second in the market in terms of their combined gross revenue, with approximately 42.0% of market revenue in 1997.

ADVERTISING SALES

    Virtually all of the Company's revenue is generated from the sale of local, regional and national advertising for broadcast on its radio stations. In 1997, approximately 83.3% of the Company's net broadcasting revenue was generated from the sale of local and regional advertising. Additional broadcasting revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The major categories of the Company's advertisers include telephone companies, restaurants, fast food, automotive and grocery. Each station's local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. The Company pays a higher commission rate to the sales staff for generating direct sales because the Company believes that through direct advertiser relationships it can better understand the advertiser's business needs and more effectively design an advertising campaign to help the advertiser sell its product. The Company employs personnel in each of its markets to produce commercials for the advertisers. National sales are made by a firm specializing in radio advertising sales on the national level in exchange for a commission from the Company that is based on the Company's gross revenue from the advertising obtained. Regional sales, which the Company defines as sales in regions surrounding the Company's markets to companies that advertise in the Company's markets, are generally made by the Company's local sales staff.

    Depending on the programming format of a particular station, the Company estimates the optimum number of advertisements available for sale. The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular station. The Company's stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices based on local market conditions and on the Company's ability, through its marketing efforts, to provide advertisers with an effective means of reaching a targeted demographic group. Each of the Company's stations has a general target level of on-air inventory that it makes available for advertising. This target level of inventory for sale may be different at different times of the day but tends to remain stable over time. Much of the Company's selling activity is based on demand for its radio stations' on-air inventory and, in general, the Company responds to this demand by varying prices rather than by varying its target inventory level for a particular station. Therefore, most changes in revenue are explained by demand-driven pricing changes rather than by changes in the available inventory.

    The Company believes that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on (i) a station's share of audiences in the demographic groups targeted by advertisers (as measured by ratings surveys estimating the number of listeners tuned to the station at various times), (ii) the number of stations in the market competing for the same demographic groups, (iii) the supply of and demand for radio advertising time and (iv) certain qualitative factors. Rates are generally highest during morning and afternoon commuting hours.

    A station's listenership is reflected in ratings surveys that estimate the number of listeners tuned to the station and the time they spend listening. Each station's ratings are used by its advertisers and advertising representatives to consider advertising with the station and are used by the Company to chart audience growth, set advertising rates and adjust programming. The radio broadcast industry's principal ratings service is Arbitron, which publishes periodic ratings surveys for significant domestic radio markets. These surveys are the Company's primary source of ratings data.

COMPETITION

    The radio broadcasting industry is highly competitive. The success of each of the Company's stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. The Company's audience ratings and advertising revenue are subject to change, and any adverse change in a particular market affecting advertising expenditures or an adverse change in the relative market positions of the stations located in a particular market could have a material adverse effect on the revenue of the Company's radio stations located in that market and on the Company's operating results as a whole. There can be no assurance that any one of the Company's radio stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

    The Company's stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of its markets, the Company is able to attract advertisers seeking to reach those listeners. Companies that operate radio stations must be alert to the possibility of another station changing its format to compete directly for listeners and advertisers. Another station's decision to convert to a format similar to that of one of the Company's radio stations in the same geographic area may result in lower ratings and advertising revenue, increased promotion and other expenses and, consequently, lower broadcast cash flow for the Company.

    Factors that are material to a radio station's competitive position include management experience, the station's local audience rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area. The Company attempts to improve its competitive position in each market by extensively researching its stations' programming, by implementing advertising campaigns aimed at the demographic groups for which its stations program and by managing its sales efforts to attract a larger share of advertising dollars. However, the Company competes with some organizations that have greater financial resources than the Company.

    Recent changes in the FCC's policies and rules permit increased ownership and operation of multiple local radio stations. Management believes that radio stations that elect to take advantage of joint arrangements such as LMAs or JSAs may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although the Company currently operates multiple stations in each of its markets and intends to pursue the creation of additional multiple station groups, the Company's competitors in certain markets include operators of multiple stations or operators who already have entered into LMAs or JSAs. The Company also competes with other radio station groups to purchase additional stations. Some of these groups are owned or operated by companies that have substantially greater financial and other resources than the Company.

    Although the radio broadcasting industry is highly competitive, some barriers to entry exist (which can be mitigated to some extent by changing existing radio station formats and upgrading power, among other actions). The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC's multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity. The FCC's multiple ownership rules have changed significantly as a result of the Telecommunications Act. For a discussion of FCC regulation and the provisions of the Telecommunications Act, see " -- Federal Regulation of Radio Broadcasting."

    The Company's stations also compete for advertising revenue with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcasting ("DAB"). DAB may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The delivery of information through the presently unregulated Internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact disks. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

    The FCC has recently authorized spectrum for the use of a new technology, satellite digital audio radio services ("DARS"), to deliver audio programming. DARS may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. It is not known at this time whether this digital technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies.

    The Company cannot predict what other matters might be considered in the future by the FCC, nor can it assess in advance what impact, if any, the implementation of any of these proposals or changes might have on its business. See "-- Federal Regulation of Radio Broadcasting."

FEDERAL REGULATION OF RADIO BROADCASTING

    Introduction. The ownership, operation and sale of broadcast stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act was amended in 1996 by the Telecommunications Act to make changes in several broadcast laws. Among other things, the FCC assigns frequency bands for broadcasting; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules under the Communications Act.

    The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including fines, the grant of "short" (less than the maximum) license renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the denial of FCC consent to acquire additional broadcast properties. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

    License Grant and Renewal. Until recently, radio broadcast licenses were granted for maximum terms of seven years, but acting under the authority of the Telecommunications Act, the FCC recently revised its rules to extend the maximum term for future renewals to eight years. Licenses may be renewed through an application to the FCC. Prior to the Telecommunications Act, during certain periods when a renewal application was pending, competing applicants could file for the radio frequency being used by the renewal applicant. The Telecommunications Act prohibits the FCC from considering such competing applications if the FCC finds that the station has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

    Petitions to deny license renewals can be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a "substantial and material question of fact" as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity. Also, during certain periods when a renewal application is pending, the transferability of the applicant's license is restricted. The Company is not currently aware of any facts that would prevent the timely renewal of its licenses to operate its radio stations, although there can be no assurance that the Company's licenses will be renewed.

    The FCC classifies each AM and FM station. An AM station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as either: Class A stations, which operate on an unlimited time basis and are designated to render primary and secondary service over an extended area; Class B stations, which operate on an unlimited time basis and are designed to render service only over a primary service area; and Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power. A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the suburban and rural areas immediately contiguous thereto. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

    The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 and C.

    The following table sets forth the market, call letters, FCC license classification, antenna height above average terrain (HAAT), power and frequency of each of the stations owned or operated by the Company, assuming the consummation of the Pending Transactions, and the date on which each station's FCC license expires. License renewal applications have been filed for the listed stations showing a license expiration date of October 1, 1997, February 1, 1998 or April 1, 1998, and the expiration of the licenses is stayed during the pendency of such proceedings.

                                                          HAAT                                   EXPIRATION
                                                  FCC      IN        POWER IN                      DATE OF
       MARKET(1)               STATION           CLASS   METERS    KILOWATTS(2)    FREQUENCY     FCC LICENSE
       ---------               -------           -----   ------    ------------    ---------     -----------
Albuquerque, NM......          KKOB-AM            B         NA         50.0         770 kHz       10-01-97
                               KKOB-FM            C        1265        20.2         93.3 MHz      10-01-97
                               KHTL-AM            B         NA        1.0/0.5       920 kHz       10-01-97
                               KMGA-FM            C        1259        22.5         99.5 MHz      10-01-97
                               KTBL-FM            C        1276        20.4        103.3 MHz      10-01-97
                               KHFM-FM            C        1260        20.0         96.3 MHz      10-01-97
                               KRST-FM            C        1268        22.0         92.3 MHz      10-01-97
                               KNML-AM            B         NA        1.0/0.5       1050 kHz      10-01-05
Colorado Springs, CO.          KKFM-FM            C        698         71.0         98.1 MHz      04-01-05
                               KKMG-FM            C        695         57.0         98.9 MHz      04-01-05
                               KKLI-FM            C2       678          1.6        106.3 MHz      04-01-05
                               KVUU-FM(3)         C        610         68.0         99.9 MHz      04-01-05
                               KSPZ-FM(3)         C        649         72.0         92.9 MHz      04-01-05
                               KVOR-AM(3)         B         NA        5.0/1.0       1300 kHz      04-01-05
                               KTWK-AM(3)         B         NA        3.3/1.5       740 kHz       04-01-05
Modesto, CA..........          KBUL-AM            B         NA          1.0         970 kHz       12-01-05
                               KATM-FM            B        152         50.0        103.3 MHz      12-01-05
                               KHKK-FM            B        152         50.0        104.1 MHz      12-01-05
                               KDJK-FM            A        624         0.071       103.9 MHz      12-01-05
                               KHOP-FM            B        193         29.5         95.1 MHz      12-01-05
Reno, NV.............          KKOH-AM            B         NA         50.0         780 kHz       10-01-05
                               KNEV-FM            C        695         60.0         95.5 MHz      10-01-05
                               KBUL-FM            C        699         72.0         98.1 MHz      10-01-05
                               KNHK-FM            C        809         44.7         92.9 MHz      10-01-05
Salt Lake City, UT...          KCNR-AM            B         NA      10.0/0.195      860 kHz       10-01-97
                               KUBL-FM            C        1140        26.0         93.3 MHz      10-01-97
                               KENZ-FM            C        869         45.0        107.5 MHz      10-01-97
                               KBER-FM            C        1140        25.0        101.1 MHz      10-01-97
                               KFNZ-AM            B         NA          5.0         1320 kHz      10-01-05
                               KBEE-FM            C        894         40.0         98.7 MHz      10-01-05
Spokane, WA..........          KGA-AM             A         NA         50.0         1510 kHz      02-01-06
                               KDRK-FM            C        725         56.0         93.7 MHz      02-01-98
                               KJRB-AM            B         NA          5.0         790 kHz       02-01-06
                               KAEP-FM            C        582         100.0       105.7 MHz      02-01-06
                               KKZX-FM(3)         C        492         100.0        98.9 MHz      02-01-98
                               KEYF-AM(3)         B         NA          5.0         1050 kHz      02-01-06
                               KEYF-FM(3)         C        490         100.0       101.1 MHz      02-01-98
                               KUDY-AM(3)         B         NA          5.0         1280 kHz      02-01-06
Billings, MT.........          KDWG-AM            B         NA          5.0         970 kHz       04-01-05
                               KCTR-FM            C1       152         100.0       102.9 MHz      04-01-05
                               KKBR-FM            C2       122         28.0         97.1 MHz      04-01-05
                               KBBB-FM            C1       146         100.0       103.7 MHz      04-01-05
                               KMHK-FM            C        300         100.0        95.5 MHz      04-01-05

                                                          HAAT                                   EXPIRATION
                                                  FCC      IN        POWER IN                      DATE OF
       MARKET(1)               STATION           CLASS   METERS    KILOWATTS(2)    FREQUENCY     FCC LICENSE
       ---------               -------           -----   ------    ------------    ---------     -----------
Eugene, OR...........          KUGN-AM            B         NA        5.0/1.0       590 kHz       02-01-06
                               KUGN-FM            C        308         100.0        97.9 MHz      02-01-98
                               KEHK-FM            C1       301         95.0        102.3 MHz      02-01-98
Medford, OR..........          KTMT-AM            B         NA          1.0         880 kHz       02-01-06
                               KTMT-FM            C        994         31.0         93.7 MHz      02-01-98
                               KBOY-FM            C1       299         60.0         95.7 MHz      02-01-06
                               KCMX-AM            B         NA          1.0         580 kHz       02-01-06
                               KCMX-FM            C1       435         31.6        101.9 MHz      02-01-98
                               KAKT-FM            C1       166         51.7        105.1 MHz      02-01-98
Pasco (Tri-Cities), WA.        KFLD-AM            B         NA       10.0/0.25      870 kHz       02-01-06
                               KEYW-FM            A         59          3.0         98.3 MHz      02-01-06
                               KORD-FM            C        335         100.0       102.7 MHz      02-01-98
                               KXRX-FM            C        408         50.0         97.1 MHz      02-01-98
                               KTHK-FM            C2       339          8.0         97.9 MHz      02-01-98
Providence, RI.......          WPRO-AM            B         NA          5.0         630 kHz       04-01-98
                               WPRO-FM            B        168         39.0         92.3 MHz      04-01-98
                               WSKO-AM            B         NA          5.0         790 kHz       04-01-98
                               WWLI-FM            B        152         50.0        105.1 MHz      04-01-98
                               WXEX-FM            A        163          2.3         99.7 MHz      04-01-98
                               WHKK-FM            A         90          4.2        100.3 MHz      04-01-98
Allentown/Bethlehem, PA        WCTO-FM            B        152         50.0         96.1 MHz      08-01-98
                               WLEV-FM            B        327         10.9        100.7 MHz      08-01-98
Harrisburg/York, PA..          WRKZ-FM            B        283         14.1        106.7 MHz      08-01-98
                               WQXA-AM            B         NA          1.0         1250 kHz      08-01-98
                               WQXA-FM            B        215         25.1        105.7 MHz      08-01-98
Wilkes-Barre/ Scranton,
  PA.................          WAZL-AM            C         NA          1.0         1490 kHz      08-01-98
                               WZMT-FM            B        222         19.5         97.9 MHz      08-01-98
                               WARM-AM            B         NA          5.0         590 kHz       08-01-98
                               WMGS-FM            B        422          5.3         92.9 MHz      08-01-98
                               WBHT-FM(3)         A        336         0.50         97.1 MHz      08-01-98
                               WKQV-AM(3)         B         NA       10.0/0.5       1550 kHz      08-01-98
                               WKQV-FM(3)         A        308         0.30         95.7 kHz      08-01-98
                               WSGD-FM            A        235         0.52         94.3 MHz      08-01-98
                               WDLS-FM            A        207         1.45         93.7 MHz      08-01-98
                               WCDL-AM            B         NA       5.0/.037       1440 kHz      08-01-98
                               WEMR-AM            B         NA        5.0/1.0       1460 kHz      08-01-98
                               WEMR-FM            A        354         0.24        107.7 MHz      08-01-98
Quincy, IL...........          WTAD-AM            B         NA        5.0/1.0       930 kHz       12-01-04
                               WQCY-FM            B        229         27.0         99.5 MHz      12-01-04
                               WMOS-FM            A         88          3.0        103.9 MHz      12-01-04
                               WBRJ-FM            B1       100         25.0        106.7 MHz      12-01-04
Little Rock, AR......          KARN-FM            A        100          3.0        102.5 MHz      06-01-04
                               KARN-AM            B         NA          5.0         920 kHz       06-01-04
                               KKRN-FM            A        100          6.0        101.7 MHz      06-01-04
                               KRNN-AM            B         NA        5.0/2.5       1380 kHz      06-01-04
                               KIPR-FM            C1       286         100.0        92.3 MHz      06-01-04
                               KOKY-FM            A        118         4.10        102.1 MHz      06-01-04
                               KLAL-FM            C2        95         50.0        107.7 MHz      06-01-04
                               KAFN-FM(4)         A        100          6.0        102.5 MHz      06-01-04
                               KLIH-AM            B         NA        2.0/1.2       1250 kHz      06-01-04
                               KURB-FM            C        392         100.0        98.5 MHz      06-01-04
                               KVLO-FM            C2       150         50.0        102.9 MHz      06-01-04
Boise, ID............          KIZN-FM(3)         C        762         44.0         92.3 MHz      10-01-05
                               KZMG-FM(3)         C        802         50.0         93.1 MHz      10-01-05
                               KKGL-FM            C        768         44.0         96.9 MHz      10-01-05
                               KQFC-FM            C        762         47.0         97.9 MHz      10-01-05
                               KBOI-AM            B         NA         50.0         960 kHz       10-01-05

--------

(1) Actual city of license may be different from the metropolitan market served.

(2) Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during nighttime broadcasting hours, which results in reducing the radio station's coverage during those hours of operation. Both power ratings are shown, where applicable.

(3) The Company provides certain sales and marketing services to stations KVUU-FM, KSPZ-FM, KVOR-AM and KTWK-AM in Colorado Springs, Colorado, stations KKZX-FM, KEYF-AM, KEYF-FM and KUDY-AM in Spokane, Washington and station WKQV-AM in Wilkes-Barre/Scranton, Pennsylvania, pursuant to JSAs. The Company provides certain sales, programming and marketing services to stations WBHT-FM and WKQV-FM in Wilkes Barre/Scranton, Pennsylvania, and, pending their acquisition by the Company, stations KIZN-FM and KZMG-FM in Boise Idaho, pursuant to LMAs.

(4)  KAFN-FM is under construction and has not yet commenced operations.

    Ownership Matters. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to assign, transfer, grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding "attributable" interests therein, and compliance with the Communications Act's limitation on alien ownership, as well as compliance with other FCC policies, including equal employment opportunity requirements.

    Once a station purchase agreement has been signed, an application for FCC consent to assignment of license or transfer of control (depending upon whether the underlying transaction is an asset purchase or stock acquisition) is filed with the FCC. Approximately 10 to 15 days after this filing, the FCC publishes a notice assigning a file number to the application and advising that the application has been "accepted for filing." This notice begins a 30-day statutory waiting period, which provides the opportunity for third parties to file formal petitions to deny the transaction; informal objections may be filed any time prior to grant of an application. The FCC staff will normally review the application in this period and seek further information and amendments to the application if it has questions.

    Once the 30-day public notice period ends, the staff will complete its processing, assuming that no petitions or informal objections were received and that the application is otherwise consistent with FCC rules. The staff often grants the application by delegated authority approximately 10 days after the public notice period ends. At this point, the parties are legally authorized to close the purchase, although the FCC action is not legally a "final order." If there is a backlog of applications, the 10-day period can extend to 30 days or more.

    Public notice of the FCC staff grant is usually issued about a week after the grant is made, stating that the grant was effective when the staff made the grant. On the date of this notice, another 30-day period begins, within which time interested parties can file petitions seeking either staff reconsideration or full FCC review of the staff action. During this time the grant can still be modified, set aside or stayed, and is not a "final order." In the absence of a stay, however, the seller and buyer are not prevented from closing despite the absence of a final order. Also, within 40 days after the public notice of the grant, the full FCC can review and reconsider the staff's grant on its own motion. Thus, during the additional 10 days beyond the 30-day period available to third parties, the grant is still not "final." In the event that review by the full FCC is requested and the FCC subsequently affirms the staff's grant of the application, interested parties may thereafter seek judicial review in the United States Court of Appeals for the District of Columbia Circuit within thirty days of public notice of the full FCC's action. In the event the Court affirms the FCC's action, further judicial review may be sought by seeking rehearing en banc from the Court of Appeals or by certiorari from the United States Supreme Court.

    In the absence of the submission of a timely request for reconsideration, administrative review or judicial review, the FCC staff's grant of an application becomes final by operation of law. Upon the occurrence of that event, counsel is able to deliver an opinion that the FCC's grant is no longer subject to administrative or judicial review, although such action can nevertheless be set aside in rare circumstances, such as fraud on the agency by a party to the application.

    The pendency of a license renewal application will alter the aforementioned timetables because the FCC will not issue an unconditional assignment grant if the station's license renewal is pending.

    Under the Communications Act, a broadcast license may not be granted to or held by a corporation that has more than one-fifth of its capital stock owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Under the Communications Act, a broadcast license also may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. These restrictions apply in modified form to other forms of business organizations, including partnerships. Each of Citadel Communications, which serves as a holding company for its direct and indirect radio station subsidiaries, and the Company therefore may be restricted from having more than one-fourth of its stock owned or voted by aliens, foreign governments or non-U.S. corporations. The Certificate of Incorporation of Citadel Communications and the Certificate of Incorporation of the Company contain provisions which permit Citadel Communications and the Company to prohibit alien ownership and control consistent with the prohibitions contained in the Communications Act.

    The Communications Act and FCC rules also generally restrict the common ownership, operation or control of radio broadcast stations serving the same local market, of a radio broadcast station and a television broadcast station serving the same local market, and of a radio broadcast station and a daily newspaper serving the same local market. Under these "cross-ownership" rules, absent waivers, neither Citadel Communications nor the Company would be permitted to acquire any daily newspaper or television broadcast station (other than low power television) in a local market where it then owned any radio broadcast station. The FCC's rules provide for the liberal grant of a waiver of the rule prohibiting common ownership of radio and television stations in the same geographic market in the top 25 television markets if certain conditions are satisfied. The Telecommunications Act extends this waiver policy to stations in the top 50 television markets, although the FCC has not yet implemented this change.

    In response to the Telecommunications Act, the FCC amended its multiple ownership rules to eliminate the national limits on ownership of AM and FM stations. The FCC's broadcast multiple ownership rules restrict the number of radio stations one person or entity may own, operate or control on a local level. These limits are:

    (i) in a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (FM or AM);

    (ii) in a market with between 30 and 44 (inclusive) commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service;

    (iii) in a market with between 15 and 29 (inclusive) commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service;

    (iv) in a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market.

None of these multiple ownership rules requires any change in the Company's current ownership of radio broadcast stations or precludes consummation of the Pending Acquisitions. However, these rules will limit the number of additional stations which the Company may acquire in the future in certain of its markets.

    Because of these multiple and cross-ownership rules, a purchaser of voting stock of either Citadel Communications or the Company which acquires an "attributable" interest in Citadel Communications or the Company may violate the FCC's rule if it also has an attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest, to the extent that these investments give rise to an attributable interest. If an attributable shareholder of Citadel Communications or the Company violates any of these ownership rules, Citadel Communications or the Company may be unable to obtain from the FCC one or more authorizations needed to conduct its radio station business and may be unable to obtain FCC consents for certain future acquisitions.

    The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the "attributable," or cognizable interests held by a person or entity. A person or entity can have an interest in a radio station, television station or daily newspaper by being an officer, director, partner or shareholder of a company that owns that station or newspaper. Whether that interest is cognizable under the FCC's ownership rules is determined by the FCC's attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the "owner" of the radio station, television station or daily newspaper in question, and therefore subject to the FCC's ownership rules.

    With respect to a corporation, officers and directors and persons or entities that directly or indirectly can vote 5% or more of the corporation's stock (10% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other "passive investors" that hold such stock for investment purposes only) generally are attributed with ownership of whatever radio stations, television stations and daily newspapers the corporation owns.

    With respect to a partnership, the interest of a general partner is attributable, as is the interest of any limited partner who is "materially involved" in the media-related activities of the partnership. Debt instruments, nonvoting stock, options and warrants for voting stock that have not yet been exercised, limited partnership interests where the limited partner is not "materially involved" in the media-related activities of the partnership, and minority (under 5%) voting stock, generally do not subject their holders to attribution. However, the FCC is currently reviewing its rules on attribution of broadcast interests, and it may adopt stricter criteria. See "-- Proposed Changes" below.

    In addition, the FCC has a "cross-interest" policy that under certain circumstances could prohibit a person or entity with an attributable interest in a broadcast station or daily newspaper from having a "meaningful" nonattributable interest in another broadcast station or daily newspaper in the same local market. Among other things, "meaningful" interests could include significant equity interests (including non-voting stock, voting stock and limited partnership interests) and significant employment positions. This policy may limit the permissible investments a purchaser of Citadel Communications' or the Company's voting stock may make or hold.

    Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." Since 1981, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC when it evaluates the licensee's renewal application, but such complaints may be filed and considered at any time.

    Stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification and technical operations (including limits on radio frequency radiation). In addition, licensees must develop and implement programs designed to promote equal employment opportunities and must submit reports to the FCC on these matters annually and in connection with a renewal application. The broadcast of contests and lotteries is regulated by FCC rules.

    Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the maximum) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

    In 1985, the FCC adopted rules regarding human exposures to levels of radio frequency ("RF") radiation. These rules require applicants for new broadcast stations, renewals of broadcast licenses or modifications of existing licenses to inform the FCC at the time of filing such applications whether a new or existing broadcast facility would expose people to RF radiation in excess of certain guidelines. In August 1996, the FCC adopted more restrictive radiation limits. These limits became effective on September 1, 1997 and govern applications filed after that date. The Company anticipates that such regulations will not have a material effect on its business.

    Local Marketing Agreements. Over the past five years, a number of radio stations, including certain of the Company's stations, have entered into what commonly are referred to as "local marketing agreements" (LMAs) or "time brokerage agreements." These agreements take various forms. Separately-owned and licensed stations may agree to function cooperatively in terms of programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each station maintains independent control over the programming and other operations of its own station. For example, pursuant to the Company's LMA with radio station WBHT-FM, the Company agreed to purchase a substantial amount of the air time for a negotiated fee. The Company retains all revenue generated. The owner of these stations is entitled to preempt the programming provided by the Company. The FCC has held that such agreements do not violate the Communications Act as long as the licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, operations of its broadcast stations and otherwise ensures compliance with applicable FCC rules and policies.

    A station that brokers substantial time on another station in its market or engages in an LMA with a station in the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's ownership rules, discussed above. As a result, a broadcast station may not enter into an LMA that allows it to program more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the FCC's local multiple ownership rules. FCC rules also prohibit the broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) where the two stations serve substantially the same geographic area, whether the licensee owns the stations or owns one and programs the other through an LMA arrangement.

    Another example of a cooperative agreement between differently owned radio stations in the same market is a joint sales agreement (JSA), whereby one station sells advertising time in combination, both on itself and on a station under separate ownership. In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement. The Company has entered into several JSAs whereby it sells time on behalf of other local stations. Currently, JSAs are not deemed by the FCC to be attributable. However, the FCC has outstanding a notice of proposed rulemaking, which, if adopted, would require the Company to terminate any JSA it might have with a radio station with which the Company could not have an LMA. Currently, the only Company group that would be so affected would be its group in Colorado Springs. See "-- Station Portfolio."

    Proposed Changes. In December, 1994, the FCC initiated a proceeding to solicit comment on whether it should revise its radio and television ownership "attribution" rules by among other proposals (i) raising the basic benchmark for attributing ownership in a corporate licensee from 5% to 10% of the licensee's voting stock, (ii) increasing from 10% to 20% of the licensee's voting stock the attribution benchmark for "passive investors" in corporate licensees, (iii) restricting the availability of the attribution exemption when a single party controls more than 50% of the voting stock; and (iv) considering LMAs, JSAs, debt and non-voting stock interests to be attributable under certain circumstances. No decision has been made by the FCC in these matters. At this time, no determination can be made as to what effect, if any, this proposed rulemaking will have on the Company.

    The Company is also aware that on November 7, 1996, the FCC issued a Further Notice of Proposed Rulemaking, which, among other things, reviews the regulations of the FCC governing the attribution of broadcast interests, including the attribution of ownership as a result of time brokerage agreements and LMAs. One of the FCC's rule proposals is to assign an attributable ownership interest to non-voting stock interests under certain circumstances. If such a rule were to be adopted, it could preclude the Company from acquiring stations in markets where one or more of its shareholders already possesses attributable broadcast interests. At this time, no determination can be made as to what effect, if any, this proposed rulemaking will have on the Company.

    The Congress and the FCC from time to time have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of the Company's radio stations, result in the loss of audience share and advertising revenues for the Company's radio stations, and affect the ability of the Company to acquire additional radio stations or finance such acquisitions. Such matters include: proposals to impose spectrum use or other fees on FCC licensees; the FCC's equal employment opportunity rules and matters relating to political broadcasting; technical and frequency allocation matters; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership and cross-ownership policies; changes to broadcast technical requirements; proposals to allow telephone or cable television companies to deliver audio and video programming to the home through existing phone or other communication lines; proposals to limit the tax deductibility of advertising expenses by advertisers; and proposals to auction the right to use the radio broadcast spectrum to the highest bidder, instead of granting FCC licenses and subsequent license renewals without such bidding.

    The FCC, on April 2, 1997, awarded two licenses for the provision of satellite digital audio radio services ("DARS"). Under rules adopted for this service, licensees must begin construction of their space stations within one year, begin operating within four years, and be operating their entire system within six years. The Company cannot predict whether the service will be subscription or advertiser supported. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital sound following industry analysis of technical standards. In addition, the FCC has authorized an additional 100 kHz of bandwidth for the AM band and on March 17, 1997, adopted an allotment plan for the expanded band which identified the 88 AM radio stations selected to move into the band. At the end of a five-year transition period, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

    The Company cannot predict whether any proposed changes will be adopted or what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

    The foregoing is a brief summary of certain provisions of the Communications Act and of specific FCC rules and policies. This description does not purport to be comprehensive and reference should be made to the Communications Act, the FCC's rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations.

    Federal Antitrust Considerations. The Company is aware that the Federal Trade Commission ("FTC") and the United States Department of Justice ("DOJ"), which evaluate transactions to determine whether those transactions should be challenged under the federal antitrust laws, have been increasingly active recently in their review of radio station acquisitions, particularly where an operator proposes to acquire additional stations in its existing markets. There can be no assurance that the DOJ or the FTC will not require the restructuring of future acquisitions.

    For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and the rules promulgated thereunder require the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the acquisition. During the initial 30 day period after the filing, the agencies decide which of them will investigate the transaction. If the investigating agency determines that the transaction does not raise significant antitrust issues, then it will either terminate the waiting period or allow it to expire after the initial 30 days. On the other hand, if the agency determines that the transaction requires a more detailed investigation, then at the conclusion of the initial 30 day period, it will issue a formal request for additional information ("Second Request"). The issuance of a Second Request extends the waiting period until the twentieth calendar day after the date of substantial compliance by all parties to the acquisition. Thereafter, such waiting period may only be extended by court order or with the consent of the parties. In practice, complying with a Second Request can take a significant amount of time. In addition, if the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including but not limited to persuading the agency that the proposed acquisition would not violate the antitrust laws, restructuring the proposed acquisition, divestiture of other assets of one or more parties, or abandonment of the transaction. Such discussions and negotiations can be time consuming, and the parties may agree to delay consummation of the acquisition during their pendency.

    At any time before or after the consummation of a proposed acquisition, the FTC or the DOJ could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets of the Company. Acquisitions that are not required to be reported under the HSR Act may be investigated by the FTC or the DOJ under the antitrust laws before or after consummation. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

    The Company does not believe that any of the Pending Transactions will be adversely affected in any material respect by review under the HSR Act. The Company has received notification of early termination of the applicable waiting period under the HSR Act in regard to the Pending Acquisition of radio stations in Boise.

    As part of its increased scrutiny of radio station acquisitions, the DOJ has stated publicly that it believes that commencement of operations under LMAs, JSAs and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act. Since then, the DOJ has stated publicly that it will apply its new policy prohibiting operation under LMAs in connection with purchase agreements until the expiration or termination of the HSR waiting period prospectively only. In connection with acquisitions subject to the waiting period under the HSR Act, the Company will not commence operation of any affected station to be acquired under an LMA or similar agreement until the waiting period has expired or been terminated.

    The Company has received two civil investigative demands from the Antitrust Division of the DOJ. One CID addresses the Company's acquisition of KRST-FM in Albuquerque, New Mexico, and the second CID addresses the Company's JSA relating to stations in Spokane, Washington and Colorado Springs, Colorado. The Company has provided the requested information in response to each CID, and, at present, has been given no indication from the DOJ regarding its intended future actions. See Item 3, Legal Proceedings.

SEASONALITY

    Seasonal revenue fluctuations are common in the radio broadcasting industry and are primarily the result of fluctuations in advertising expenditures by retailers. The Company's revenue is typically lowest in the first quarter and highest in the second and fourth quarters.

TRADEMARKS

    The Company owns a number of trademarks and service marks, including the federally registered marks "Cat Country," "KHOP," "Supertalk" and the Cat Country logo. The Company also owns a number of marks registered in various states. The Company considers such trademarks and service marks to be important to its business. See "-- Operating Strategy -- Targeted Programming."

EMPLOYEES

    At March 1, 1998, the Company employed approximately 1,540 persons. None of such employees are covered by collective bargaining agreements, and the Company considers its relations with its employees to be good.

    The Company employs several on-air personalities with large loyal audiences in their respective markets. The Company generally enters into employment agreements with these personalities to protect its interests in those relationships that it believes to be valuable. The loss of one of these personalities could result in a short-term loss of audience share, but the Company does not believe that any such loss would have a material adverse effect on the Company's financial condition or results of operations.

FORWARD-LOOKING INFORMATION

    Certain items in this Form 10-K, including, without limitation, certain matters discussed under Item 1, Business, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the realization of the Company's business strategy; (ii) the sufficiency of cash flow to fund the Company's debt service requirements and working capital needs;
(iii) anticipated trends in the radio broadcasting industry; (iv) potential acquisitions by the Company and the successful integration of both completed and future acquisitions; and (v) government regulation. Forward- looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation and other risks and uncertainties discussed in Item 1, Business, under the captions "Competition" and "Federal Regulation of Radio Broadcasting," Item 3, Legal Proceedings, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the following:

    SUBSTANTIAL LEVERAGE. The Company is highly leveraged. At December 31, 1997, the Company had outstanding total debt of approximately $192.4 million excluding the discount on its 10 1/4% Senior Subordinated Notes due 2007 (the "Notes"), 13 1/4% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock"), with an aggregate liquidation preference of $106.6 million and shareholder's equity of approximately $16.1 million. The Company's high degree of leverage will have important consequences, including the following: (i) the ability of the Company to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, if needed, may be impaired; (ii) a substantial portion of the cash flow of the Company will be used to pay interest expense, which will reduce the funds which would otherwise be available to fund operations and future business opportunities; (iii) the Company may be more highly leveraged than its competitors which may place it at a competitive disadvantage; (iv) the Company's high degree of leverage will make it more vulnerable to a downturn in its business or in the economy in general and (v) certain of the Company's borrowings will be at variable rates of interest (including the borrowings under its credit facility (the "Credit Facility")) which will expose the Company to the risks associated with fluctuating interest rates.

    The Company's ability to satisfy its debt obligations and to pay cash dividends on, and to satisfy the redemption obligations in respect of, the Exchangeable Preferred Stock, will depend upon its future financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay planned acquisitions and capital expenditures, sell assets, obtain additional equity capital or restructure its debt. There can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for payment of its debt service and other obligations in the future. In the absence of such operating results and resources, the Company could face substantial liquidity problems and might be required to sell material assets or operations to meet its debt service and other obligations, and there can be no assurance as to the timing of such sales or the proceeds that the Company could realize therefrom or that such sales can be effected on terms satisfactory to the Company or at all.

    NO ASSURANCE OF CONSUMMATION OF THE PENDING TRANSACTIONS. The consummation of each of the Pending Transactions is subject to certain conditions, including approval of the FCC. Although the Company believes these closing conditions will be satisfied in each case, there can be no assurance thereof.

    RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS. The indenture governing the Notes (the "Notes Indenture") contains certain restrictive covenants, including limitations which restrict the ability of the Company to incur additional debt, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of their assets. In addition, the Credit Facility contains certain other and more restrictive covenants than those contained in the Notes Indenture, including certain limitations on future acquisitions and capital expenditures without lender consent. This may adversely affect the Company's ability to pursue its acquisition strategy. The Credit Facility also requires the Company to maintain specific financial ratios and to satisfy certain financial condition tests. The ability of the Company to meet those financial ratios and financial conditions can be affected by events beyond its control, and there can be no assurance that those tests will be met. A breach of any of these covenants could result in a default under the Credit Facility and/or the Notes Indenture. In the event of a default under the Credit Facility, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In the event of a default under the Credit Facility, if the Company were unable to repay those amounts, the lenders thereunder could proceed against the collateral granted to them to secure that indebtedness. If the maturity of borrowings under the Credit Facility were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and other indebtedness of the Company, including the Notes. Substantially all of the assets of the Company are pledged as collateral under the Credit Facility.

    HISTORY OF NET LOSSES. The Company had a net loss of $4.7 million and $3.7 million for the years ended December 31, 1997 and December 31, 1996, respectively. Such net losses have resulted primarily from significant charges for depreciation and amortization relating to the acquisition of radio stations and interest charges on outstanding debt. The Company expects to continue to experience net losses in the foreseeable future, principally as a result of depreciation, amortization and interest expense associated with completed and anticipated future acquisitions, including the Pending Acquisitions. Such losses may be greater than those experienced historically by the Company.

    LIMITATIONS ON ACQUISITION STRATEGY. Although the Company believes that its acquisition strategies are reasonable, there can be no assurance that it will be able to implement its plans without delay or that, when implemented, its efforts will result in the increased broadcast cash flow or other benefits currently anticipated by the Company's management. In addition, there can be no assurance that the Company will not encounter unanticipated problems or liabilities in connection with such stations. The Company's acquisition strategy involves numerous other risks, including difficulties in the integration of operations and systems and the management of a large and geographically diverse group of stations, the diversion of management's attention from other business concerns and the potential loss of key employees of acquired stations. There can be no assurance that the Company's management will be able to manage effectively the resulting business or that such acquisitions will benefit the Company. Depending upon the nature, size and timing of future acquisitions, the Company may be required to raise additional financing. There can be no assurance that the Credit Facility, the Notes Indenture or any other loan agreements to which the Company may become a party or subject to will permit such additional financing or that such additional financing will be available to the Company or Citadel Communications on terms acceptable to its management or at all.

    The Company competes and will continue to compete with many other buyers for the acquisition of radio stations. Many of those competitors have significantly greater financial and other resources than those of the Company. In addition, if, as management believes may happen, the prices sought by sellers of radio stations continue to rise, the Company may find fewer acceptable acquisition opportunities.

    DEPENDENCE ON KEY PERSONNEL. The Company's business is dependent upon the performance of certain key individuals, particularly Lawrence R. Wilson, the Chief Executive Officer. The loss of the services of Mr. Wilson would have a material adverse effect on the Company, including causing an event of default under the Credit Facility. The Company has entered into an employment agreement with Mr. Wilson, expiring in June 2001. In addition, the Company and Citadel Communications together have purchased key-man life insurance covering Mr. Wilson in the amount of $5.0 million. Notwithstanding the foregoing, should there be an event of default under the Credit Facility as a result of the death, disability or termination of employment of Mr. Wilson (which the lender thereunder could declare if, within 90 days after such death, disability or employment termination, the Company has not replaced Mr. Wilson with a person acceptable to the lender in its reasonable discretion), it is unlikely that the proceeds of such policy would be sufficient to repay the outstanding indebtedness under the Credit Facility. The Company employs three regional presidents, nineteen general managers, a number of sales managers, sales personnel and program directors, and several high-profile on-air announcers, whose services are also important to the Company. The Company sometimes enters into employment agreements, including non-competition agreements, with its on-air announcers. However, there can be no assurance that the Company will be able to retain any such employees or that such non-competition agreements would be enforceable.

    IMPORTANCE OF CERTAIN MARKETS. In 1997, the Company derived 20.5% of its net revenue and 31.3% of its broadcast cash flow from the Albuquerque market, 13.8% of its net revenue and 11.8% of its broadcast cash flow from the Salt Lake City market and 9.4% of its net revenue and 14.9% of its broadcast cash flow from the Modesto market. A significant decline in net revenue from the Company's stations in these markets, as a result of a ratings decline or otherwise, could have a material adverse effect on the Company's financial position and results of operations.

    REPURCHASE OF CAPITAL STOCK OF CITADEL COMMUNICATIONS. Pursuant to the terms of a Stockholders Agreement among various shareholders of Citadel Communications, on or after August 1, 2000, certain shareholders of Citadel Communications have the right to require Citadel Communications to purchase all or a portion of certain shares of capital stock of Citadel Communications owned by them for a price determined in accordance with the Stockholders Agreement. The source of funds for any such purchase would be dividends or other payments from the Company or borrowings by Citadel Communications. The use of any such available funds would diminish resources available for business operations and could diminish Citadel Communications' ability to borrow additional funds for other purposes. However, there can be no assurance that sufficient funds would be available at the time of any such tender to make any required repurchases of capital stock tendered or, if applicable, that restrictions in the Credit Facility and/or the Notes Indenture would permit Citadel Communications to make such required repurchases. In the event that Citadel Communications is unable to repurchase shares tendered by or on behalf of ABRY Broadcast Partners II, L.P. or ABRY Citadel Investment Partners, L.P., such entities are entitled, among other things, to solicit offers and make presentations and proposals to prospective buyers of Citadel Communications and enter into negotiations and/or agreements regarding the potential sale of Citadel Communications. Any resulting sale of Citadel Communications could result in a change of control and a change in management of the Company. See Items 11 and 12.

    ABILITY TO FINANCE REPURCHASE IN THE EVENT OF CHANGE OF CONTROL. In the event of a Change of Control (as defined in the Notes Indenture), the Company would be required to offer to purchase all outstanding Notes and all outstanding Exchangeable Preferred Stock or, if applicable, the 13 1/4% Subordinated Exchange Debentures due 2009 (the "Exchange Debentures") into which the Company may, subject to certain conditions, exchange the Exchangeable Preferred Stock, as the case may be, at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date, or 101% of the liquidation preference, plus accumulated and unpaid dividends, if any, to the repurchase date. The source of funds for any such purchase would be the available cash of the Company or cash generated from other sources. However, there can be no assurance that the Company would have available funds sufficient to pay the purchase price or that it would be able to obtain such funds through a refinancing of the Notes or the Exchangeable Preferred Stock or, if applicable, the Exchange Debentures, or otherwise, or that the purchase would be permitted under the Credit Facility. The failure of the Company to make or consummate an offer to purchase the Notes, or, if issued, the Exchange Debentures, or to pay the applicable Change of Control purchase price when due would result in an event of default under the Notes Indenture and the Indenture governing the Exchange Debentures (the "Exchange Indenture"), respectively, and would give the Trustee under the Notes Indenture and the Trustee under the Exchange Indenture certain rights.

Any such failure of the Company with respect to the Exchangeable Preferred Stock would give the holders of the Exchangeable Preferred Stock certain voting rights.

ITEM 2.  PROPERTIES.

    The types of properties required to support each of the Company's radio stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

    The Company currently owns certain studio facilities in Spokane, Washington; Billings, Montana; Tri-Cities, Washington; East Providence, Rhode Island; Little Rock, Arkansas; Boise, Idaho; and Patton Township (State College), Lower Yoder Township (Johnstown), Williams Township (Allentown) and Tunkhannock (Wilkes-Barre/Scranton), Pennsylvania, and it owns certain transmitter and antenna sites in Reno, Nevada; Salt Lake City, Utah; Spokane and Tri-Cities, Washington; Tracy (Modesto), California; Billings, Montana; Santa Fe and Albuquerque, New Mexico; Medford, Oregon; East Providence and Johnston, Rhode Island; Township One (Quincy), Illinois; Little Rock, Arkansas; and Patton Township (State College), Croyle Township (Johnstown), Mt. Joy Township (Harrisburg/York), Williams Township and Salisbury Township (Allentown) and Hanover Township, Plymouth Township, Carbondale and Tunkhannock (Wilkes-Barre/Scranton), Pennsylvania. The Company leases its remaining studio and office facilities, including office space in Tempe, Arizona which is not related to the operations of a particular station, and it leases its remaining transmitter and antenna sites. The Company does not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. The Company owns substantially all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

    Substantially all of the Company's properties and equipment serve as collateral for the Company's obligations under the Credit Facility.

    No one property is material to the Company's operations. The Company believes that its properties are generally in good condition and suitable for its operations; however, the Company continually looks for opportunities to upgrade its properties and intends to upgrade studios, office space and transmission facilities in certain markets.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company currently and from time to time is involved in litigation incidental to the conduct of its business, but the Company is not a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have a material adverse effect on the Company.

    The Company has received two civil investigative demands ("CIDs") from the DOJ pursuant to which the DOJ has requested information from the Company to determine whether the Company has violated certain antitrust laws. The first CID was issued on September 27, 1996 and concerns the Company's acquisition of all of the assets of KRST-FM in Albuquerque, New Mexico on October 9, 1996 (the "KRST Acquisition"). The CID requested written answers to interrogatories and the production of certain documents concerning the radio station market in Albuquerque, in general, and the KRST Acquisition, in particular, to enable the DOJ to determine, among other things, whether the KRST Acquisition would result in excessive concentration in the market. The Company has responded to the CID. The DOJ requested supplemental information on January 27, 1997, to which the Company also responded. There have been no communications since that time and, at present, the Company has been given no indication from the DOJ regarding its intended future actions. If the DOJ were to proceed with and successfully challenge the KRST Acquisition, the Company may be required to divest one or more radio stations in Albuquerque and/or it may be subject to the payment of fines.

    The second CID was issued on October 9, 1996 and concerned the Company's JSA relating to a total of eight radio stations in Spokane, Washington and Colorado Springs, Colorado and which became effective in January 1996. Pursuant to such CID, the DOJ has requested information to determine whether the JSAs constituted a de facto merger, resulting in a combination or contract in restraint of trade. The Company responded to the CID, and the DOJ is proceeding with discovery in this matter. It is anticipated that representatives of the Company and representatives of the other party to the JSA will be meeting with the DOJ concerning this matter in late March and early April 1998. If the DOJ were to proceed with and successfully challenge the JSA, the Company may be required to terminate the JSA and/or it may be subject to the payment of fines.

    At this time, the Company cannot predict the impact on the Company, if any, of these proceedings or any future DOJ demands.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

(a) The sole holder of the common stock of the Company acted by written consent (the "Written Consent") in lieu of an Annual Meeting of the Sole Stockholder dated October 22, 1997.

(b) The matter acted upon by the sole stockholder pursuant to the Written Consent was the election of directors. Each of Lawrence R. Wilson, Patricia Diaz Dennis, Scott E. Smith, John E. von Schlegell and Ted L. Snider, Sr. was elected to serve as a director of the Company until the next annual meeting of stockholders and until his or her successor is duly elected and qualified.

(c) The written consent was signed by the sole holder of the 40,000 outstanding shares of common stock of the Company. All such 40,000 shares were voted for the election of each of Lawrence R. Wilson, Patricia Diaz Dennis, Scott
     E. Smith, John E. von Schlegell and Ted L. Snider, Sr. as a director of the Company.

(d)  Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The only authorized common equity of the Company is its common stock, par value $.001 per share. There is no established public trading market for the Company's common stock. All shares of such common stock which are currently issued and outstanding are owned by Citadel Communications Corporation, the Company's parent.

     The Company has not paid any cash dividends on its common stock in the last two fiscal years. The Company's Credit Facility prohibits the payment of cash dividends on the common stock. Each of the Notes Indenture, the Certificate of Designation governing the Exchangeable Preferred Stock and the Exchange Indenture contains certain covenants that restrict the Company from taking various actions, including, subject to specified exceptions, the payment of cash dividends on its common stock. Similarly, subject to specified exceptions, the Company's Credit Facility restricts the ability of the Company's wholly-owned subsidiary, Citadel License, Inc., to pay cash dividends or make other distributions in respect of its capital stock owned by the Company. The Company is not dependent in any material respect on the receipt of dividends or other payments from Citadel License, Inc.

     On July 3, 1997, the Company sold an aggregate of 1,000,000 shares of its 13-1/4% Exchangeable Preferred Stock to Prudential Securities Incorporated, NationsBanc Capital Markets, Inc. and BancBoston Securities Inc. (collectively, the "Initial Purchasers"). The aggregate sale price was $100,000,000 and the aggregate discount to the Initial Purchasers was $3,150,000. As no public offering was involved, the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected historical financial data of the Company presented below as of and for the years ended December 31, 1993, 1994, 1995, 1996, and 1997 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements of the Company as of December 31, 1996 and 1997 and for each of the years in the three-year period ended December 31, 1997 and the independent auditors' report thereon are included elsewhere in this filing. The financial results of the Company are not comparable from year to year because of the acquisition and disposition of various radio stations by the Company. The selected historical financial data below should be read in conjunction with, and is qualified by reference to, the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

                                                                       YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
                                                      1993         1994         1995         1996         1997
                                                   ------------ ------------ ------------ ------------ ------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
   DATA:
Net broadcasting revenue .....................     $ 21,376      $ 32,998      $ 34,112      $ 45,413      $ 89,803
Station operating expenses ...................       17,081        24,331        26,832        33,232        65,245
Depreciation and amortization ................        5,245         7,435         4,891         5,158        14,636
Corporate general and administrative .........          961         2,504         2,274         3,248         3,530
                                                   --------      --------      --------      --------      --------
Operating income (loss)  .....................       (1,911)       (1,272)          115         3,775         6,392
Interest expense (1)  ........................        2,637         4,866         5,242         6,155        12,304
Other income, net ............................          149           657           781           414           451
                                                   --------      --------      --------      --------      --------
Income (loss) before
   extraordinary item ........................       (4,399)       (5,481)       (4,346)       (1,966)       (5,461)
Extraordinary loss (2)  ......................           --            --            --        (1,769)           --
                                                   --------      --------      --------      --------      --------
Income (loss) before income taxes ............       (4,399)       (5,481)       (4,346)       (3,735)       (5,461
Deferred income tax benefit ..................           --            --            --            --           770
                                                   --------      --------      --------      --------      --------
Net income (loss)  ...........................     $ (4,399)     $ (5,481)     $ (4,346)     $ (3,735)     $ (4,691)
                                                   ========      ========      ========      ========      ========
Dividend requirement for Exchangeable
   Preferred Stock ...........................           --            --            --            --         6,633
Net loss applicable to common shares .........       (4,399)       (5,481)       (4,346)       (3,735)      (11,324)
Basic and diluted net loss
   per common share .........................      $   (110)     $   (137)     $   (109)          (93)     $   (283)
Weighted average common
   shares outstanding ......................         40,000        40,000        40,000        40,000        40,000
                                                   --------      --------      --------      --------      --------
Cash dividends declared per share ............     $     --      $     --      $     --      $     --      $     --
                                                   ========      ========      ========      ========      ========

                                                                            DECEMBER 31,
                                                   ----------------------------------------------------------------
                                                      1993          1994         1995          1996         1997
                                                   ------------ ------------ ------------ ------------ ------------
BALANCE SHEET DATA:
Cash and cash equivalents ....................     $    857      $  1,538      $  1,005      $  1,588      $  7,685
Working capital (deficit).....................        1,701         3,382           298        (4,195)       22,594
Intangible assets, net........................       17,454        20,080        15,093        51,802       268,690
Total assets..................................       36,120        46,397        37,372       102,244       344,172
Long-term debt (including current portion)           30,468        47,805        43,046        91,072       189,699
Exchangeable preferred stock..................           --            --            --            --       102,010
Shareholder's equity (deficit)................        3,492       (4,782)       (9,249)         5,999        16,132

------------------------------------------------

(1) Includes debt issuance costs and debt discount amortization of $139,000; $287,000; $132,000; $371,000 and $441,000 for the years ended December 31,
     1993, 1994, 1995, 1996 and 1997, respectively.

(2) On October 9, 1996, the Company extinguished its long-term debt of $31.3 million, payable to a financial institution, and its note payable to a related party of $7.0 million. The early retirement of the long-term debt resulted in a $1.8 million extraordinary loss due to prepayment premiums and the write-off of debt issuance costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this filing. This filing contains forward-looking statements, including statements regarding, among other items, (i) the realization of the Company's business strategy, (ii) the sufficiency of cash flow to fund the Company's debt service requirements and working capital needs, (iii) anticipated trends in the radio broadcasting industry, (iv) potential acquisitions by the Company and the successful integration of both completed and future acquisitions, and (v) government regulation. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors. See Item 1 under the caption "Forward-Looking Information."

     The principal source of the Company's revenue is the sale of broadcasting time on its radio stations for advertising. As a result, the Company's revenue is affected primarily by the advertising rates its radio stations charge. Correspondingly, the rates are based upon the station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic Arbitron Radio Market Reports. The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by, among other things, the format of a particular station. Each of the Company's stations has a general pre-determined level of on-air inventory that it makes available for advertising, which may be different at different times of the day and tends to remain stable over time. Much of the Company's selling activity is based on demand for its radio stations' on-air inventory and, in general, the Company responds to this demand by varying prices rather than by changing the available inventory.

     In the broadcasting industry, radio stations often utilize trade (or barter) agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging), in lieu of cash. In order to preserve most of its on-air inventory for cash advertising, the Company generally enters into trade agreements only if the goods or services bartered to the Company will be used in the Company's business. The Company has minimized its use of trade agreements and has generally sold over 90% of its advertising time for cash. In addition, it is the Company's general policy not to preempt advertising spots paid for in cash with advertising spots paid for in trade.

     In 1997, the Company's radio stations derived approximately 83.3% of their net broadcasting revenue from local and regional advertising in the markets in which they operate, and the remainder resulted principally from the sale of national advertising. Local and regional advertising is sold primarily by each station's sales staff. To generate national advertising sales, the Company engages a national advertising representative firm. The Company believes that the volume of national advertising revenue tends to adjust to shifts in a station's audience share position more rapidly than does the volume of local and regional advertising revenue. During the years ended December 31, 1997 and 1996, no single advertiser accounted for more than 6.5% of the net revenue of any of the Company's station groups or more than 1.8% of total net revenue of the Company.

     The Company's financial results are dependent on a number of factors, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market and regional competition, relative efficiency of radio broadcasting compared to other advertising media, signal strength and governmental regulation and policies.

     The Company's quarterly revenue varies throughout the year, as is typical in the radio broadcasting industry. The Company's first calendar quarter typically produces the lowest revenue for the year, and the second and fourth calendar quarters generally produce the highest revenue for the year. The advertising revenue of the Company is typically collected within 120 days of the date on which the related advertising is aired and its corresponding revenue is recognized. Most accrued expenses, however, are paid within 45 to 60 days. As a result of this time lag, working capital requirements have increased as the Company has grown and will likely increase further in the future.

     The primary operating expenses incurred in the ownership and operation of radio stations include employee salaries and commissions, programming expenses and advertising and promotion expenses. The Company also incurs and will continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions of stations, including the Pending Acquisitions, and due to existing and future financings, including the Company's 10-1/4% Senior Subordinated Notes (the "Notes") and its 13-1/4% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") and borrowings under the Credit Facility. The Company's consolidated financial statements tend not to be directly comparable from period to period due to the Company's acquisition activity.

     "Broadcast cash flow" consists of operating income (loss) before depreciation, amortization and corporate expenses. "EBITDA" consists of operating income (loss) before income taxes, interest, depreciation and amortization. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that they are useful to an investor in evaluating the Company because they are measures widely used in the broadcast industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP as a measure of liquidity or profitability.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Revenue. Net revenue increased approximately $44.3 million or 97.7% to $89.8 million in 1997 from $45.4 million in 1996. The inclusion of revenue from the acquisitions of radio stations and revenue generated from LMAs and JSAs entered into during 1997 provided approximately $41.8 million of the increase. For stations owned and operated over the comparable period in 1997 and 1996, net revenue improved approximately $2.5 million or 6.7% to $40.7 million in 1997 from $38.2 million in 1996 primarily due to increased ratings and improved selling efforts.

     Station Operating Expenses. Station operating expenses increased approximately $32.0 million or 96.3% to $65.2 million in 1997 from $33.2 million in 1996. The increase was primarily attributable to the inclusion of station operating expenses of the radio station acquisitions and the LMAs and JSAs entered into during 1997.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased approximately $12.4 million or 101.6% to $24.6 million in 1997 from $12.2 million in 1996. As a percentage of net revenue, broadcast cash flow increased to 27.3% in 1997 from 26.8% in 1996.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased approximately $0.3 million or 8.7% to $3.5 million in 1997 from $3.2 million in 1996. The increase is due primarily to an increase in staffing levels needed to support the Company's growth through acquisitions.

     EBITDA. As a result of the factors described above, EBITDA increased approximately $12.0 million or 135.4% to $21.0 million in 1997 from $8.9 million in 1996.

    Net cash provided by operations increased to $5.5 million in 1997 from net cash used in operations of $1.4 million in 1996, primarily due to an increase in depreciation and amortization as a result of recent acquisitions. Net cash used in investing activities, primarily for station acquisitions, was $211.6 million in 1997, compared to

$61.2 million in 1996. Net cash provided by financing activities was $212.2 million in 1997, primarily from proceeds from senior subordinated notes payable and exchangeable preferred stock, compared to $63.1 million in 1996.

     Depreciation and Amortization. Depreciation and amortization expense increased approximately $9.5 million or 183.8% to $14.6 million in 1997 from $5.2 million in 1996, primarily due to radio station acquisitions consummated during 1997.


     Interest Expense. Interest expense increased approximately $6.1 million or 99.9% to $12.3 million in 1997 from $6.2 million in 1996, primarily due to interest expense associated with additional borrowings to fund acquisitions consummated during 1997.

     Net Loss Applicable to Common Shares. As a result of the factors described above, net loss applicable to common shares increased approximately $7.6 million or 203.1% to $11.3 million in 1997 from $3.7 million in 1996. Included in the net loss applicable to common shares for 1997 is approximately $6.6 million of dividends required on the Company's exchangeable preferred stock. Included in the net loss applicable to common shares for 1996 is approximately $1.8 million extraordinary loss related to the repayment of long-term debt.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

     Net Revenue. Net revenue increased approximately $11.3 million or 33.1% to $45.4 million in 1996 from $34.1 million in 1995. The inclusion of revenue from acquisitions of radio stations and the revenue generated from LMAs and JSAs entered into during 1996 provided approximately $7.8 million of the increase. For stations owned and operated over the comparable period in 1995 and 1996, net revenue improved approximately $3.5 million or 11.8% to $34.2 million in 1996 from $30.6 million in 1995 primarily due to increased ratings and improved selling efforts.

     Station Operating Expenses. Station operating expenses increased approximately $6.4 million or 23.9% to $33.2 million in 1996 from $26.8 million in 1995. The increase was primarily attributable to the inclusion of station operating expenses of the radio station acquisitions and the LMAs and JSAs entered into during 1996.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased approximately $4.9 million or 67.1% to $12.2 million in 1996 from $7.3 million in 1995. As a percentage of net revenue, broadcast cash flow increased to 26.8% in 1996 from 21.4% in 1995.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased approximately $0.9 million or 39.1% to $3.2 million in 1996 from $2.3 million in 1995. Substantially all of the increase was due to professional expenses incurred in 1996 related to the Company's capital raising activities and a lawsuit between the Company and Tele-Media and certain of its shareholders and officers which arose in connection with Tele-Media's decision not to consummate a sale of its radio stations to the Company pursuant to a 1995 agreement. In connection with the Tele-Media Acquisition, the litigation was settled and discontinued.

     EBITDA. As a result of the factors described above, EBITDA increased approximately $3.9 million or 78.0% to $8.9 million in 1996 from $5.0 million in 1995.

     Net cash used in operations increased to approximately $1.4 million for the year ended December 31, 1996 from $0.4 million in 1995. This increase resulted primarily from the reduction in the net loss before extraordinary item and gain on sale of property in 1996, and was partially offset by an increase in accounts receivable.

     Net cash used in investing activities for the year ended December 31, 1996, primarily for station acquisitions and a note receivable advance, was $61.2 million, compared to net cash provided by investing activities of $4.8 million in the prior year.

     Net cash provided by financing activities for the year ended December 31, 1996 was approximately $63.1 million, due primarily to proceeds from the issuance of notes payable and advances and a capital contribution from the parent company, compared to net cash used in financing activities of $4.9 million in the prior year.

     Depreciation and Amortization. Depreciation and amortization expense increased approximately $0.3 million or 6.1% to $5.2 million in 1996 from $4.9 million in 1995, primarily due to radio station acquisitions consummated during 1996.

     Interest Expense. Interest expense increased approximately $1.0 million or 19.2% to $6.2 million in 1996 from $5.2 million in 1995, primarily due to interest expense associated with additional borrowings to fund acquisitions consummated during 1996.

     Net Loss Applicable to Common Shares. As a result of the factors described above, net loss applicable to common shares decreased approximately $0.6 million or 14.1% to $3.7 million in 1996 from $4.3 million in 1995. Included in the net loss applicable to common shares for 1996 is approximately $0.4 million of interest earned on loans advanced by the Company to Deschutes prior to the acquisition of Deschutes by Citadel Communications and a $1.8 million extraordinary loss related to the repayment of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operations increased to $5.5 million for the year ended December 31, 1997 compared to net cash used in operations of $1.4 million for the year ended December 31, 1996. The change is primarily due to a $9.5 million increase in depreciation and amortization expense included in operations in 1997, partially offset by the inclusion of an extraordinary loss of $1.8 million included in 1996. Net cash used in operations increased to $1.4 million for the year ended December 31, 1996 from $0.4 million for the year ended December 31, 1995. This increase resulted primarily from the reduction in the net loss in 1996 before income taxes and extraordinary loss and an increase in accounts receivable.

      Net cash used in investing activities, primarily for station acquisitions, was $211.6 million in 1997 compared to $61.2 million in 1996. Net cash used in investing activities for the year ended December 31, 1996, primarily for station acquisitions and a note receivable advance, decreased to $61.2 million in 1996 from net cash provided by investing activities of $4.8 million in 1995.

      Net cash provided by financing activities was $212.2 million in 1997, primarily from proceeds from notes payable and preferred stock, compared to $63.1 million in 1996. The increase in net cash provided from financing activities for the year ended December 31, 1996, to $63.1 million in 1996 from net cash used in financing activities of $4.9 million in 1995, was due primarily to proceeds from the issuance of notes payable and a capital contribution from the parent company.

      The Company's acquisition strategy has required, and will continue in the foreseeable future to require, a significant portion of the Company's capital resources. The Company and its parent, Citadel Communications Corporation, have financed the Company's past acquisitions through bank financing, private sales of equity and debt securities and proceeds from asset sales. The Company frequently evaluates potential acquisitions of stations and station groups, including station swap opportunities. The Company expects that any required financing for acquisitions will be provided through the incurrence of debt, the sale of securities, internally generated funds or a combination of the foregoing. There can be no assurance, however, that external financing will be available to the Company on terms considered favorable by management or that cash flow from operating activities will be sufficient to fund the Company's acquisition strategy.

     On October 6, 1996, the Company, Deschutes f/k/a Deschutes Acquisition Corporation (now merged into the Company), Citadel License, Inc. and Deschutes License, Inc. (now merged into Citadel License, Inc.) (collectively, the "Borrowers") entered into a loan agreement (as thereafter amended, the "Credit

 Facility") with FINOVA Capital Corporation, as administrative agent (the "Agent"), and other lending institutions party thereto. The Credit Facility provides for a $150.0 million revolving loan (the "Revolving Loan") which includes a $5.0 million letter of credit facility (the "L/C Facility"). As of December 31, 1997, the outstanding principal amount of the revolving loan under the Credit Facility was approximately $90.1 million. The Revolving Loan, which will be due on September 30, 2003 (the "Maturity Date"), may be drawn upon, subject to certain conditions, for certain acquisitions, working capital and other permitted uses. On the last day of each quarter commencing with the last quarter of 1997, the Revolving Loan commitment is reduced by an amount increasing from $2.5 million at December 31, 1997 to approximately $8.1 million at June 30, 2003. The Credit Facility also provides for certain additional mandatory reductions in the Revolving Loan commitment. Prior to the Maturity Date, the Borrowers are required to repay any amount by which the outstanding principal balance exceeds the Revolving Loan commitment, as adjusted. The remaining principal balance of the Revolving Loan shall be due and payable on the Maturity Date. Voluntary prepayments of the amended Credit Facility are permitted without premium or penalty. Mandatory prepayment of the Credit Facility will be required if the Total Leverage Ratio (as defined in the Credit Facility) as of the end of each year is 4.5 or greater. The amount of the mandatory prepayment shall be the lessor of (a) (i) 66-2/3 % of the Excess Cash Flow (as defined in the Credit Facility) if the Total Leverage Ratio as of the end of each such year exceeds 5.5 and (ii) 50% of the Excess Cash Flow if the Total Leverage Ratio as of the end of each such year is 4.5 to 5.5, inclusive, or (b) an amount by which Cash Equivalents (as defined in the Credit Facility), as of the last day of March in which the Borrowers are required to deliver financial statements, exceeds $5.0 million. Notwithstanding the foregoing, upon retirement of the Credit Facility, the Company will be required to pay a fee, which was in the maximum amount of $771,000 as of December 31, 1997, and which amount will decline quarterly based on the amount of outstanding borrowings under the Credit Facility.

     The Credit Facility bears interest at a rate equal to the applicable Base Rate (as defined in the Credit Facility) in effect from time to time plus the Applicable Margin (as defined in the Credit Facility) or, at the written election of the Borrowers, at a rate equal to the applicable LIBOR Rate (as defined in the Credit Facility) in effect from time to time as determined by the Agent for the respective Interest Period (as defined in the Credit Facility), plus the Applicable Margin. The Applicable Margins for the Credit Facility are expected to range between .50% and 1.75% for the Base Rate and 1.50% and 2.75% for the LIBOR Rate, depending on the Total Leverage Ratio from time to time. Except as otherwise provided with respect to voluntary and mandatory prepayments, interest on the Credit Facility is payable quarterly in arrears on the last business day of each quarter. At December 31, 1997, the interest rate under the Credit Facility was 8.43%. The Credit Facility contains customary restrictive covenants, which, among other things, and with certain exceptions, limit the ability of the Borrowers (i) to incur additional indebtedness and liens in connection therewith, (ii) to enter into certain transactions with affiliates, (iii) to pay dividends, (iv) to consolidate, merge or affect certain asset sales, (v) to issue additional stock, (vi) to make certain capital or overhead expenditures, (vii) to make certain investments, loans or prepayments, and (viii) to change the nature of the Borrowers' business. The Borrowers are also required to satisfy certain financial covenants, which require the Borrowers to maintain specified financial ratios and to comply with certain financial tests, such as ratios for maximum leverage, minimum interest coverage and minimum fixed charges.

     The Company issued the Notes under an indenture dated as of July 1, 1997 (the "Notes Indenture") in the aggregate principal amount of $101,000,000. The Notes bear interest at the rate of 10-1/4%, payable semi-annually, and will mature on July 1, 2007. The Notes are subordinate in right of payment to the prior payment in full of all Senior Debt (as defined in the Notes Indenture). The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2002, at a pre-determined redemption price, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to July 1, 2000, the Company may, at its option, redeem a portion of the Notes with the net proceeds of one or more Public Equity Offerings (as defined in the Notes Indenture), at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided, however, that after any such redemption, there is outstanding at least $75.0 million aggregate principal amount of the Notes. The Notes Indenture contains certain covenants which, among other things, restrict the ability of the Company and its subsidiaries with respect to: (i) the incurrence of additional debt; (ii) restricted payments; (iii) dividend and other payment restrictions affecting certain subsidiaries; (iv) asset dispositions; (v) asset swaps (as defined in the Notes Indenture); (vi) transactions with affiliates (as defined in the Notes Indenture); (vii) issuances and sales of stock of certain subsidiaries; (viii) liens; and (ix) consolidations, mergers or sales of assets.

     The Company is authorized to issue 4,000,000 shares of Exchangeable Preferred Stock, no par value, liquidation preference of $100 per share, and, as of December 31, 1997, there were 1,000,000 shares of Exchangeable Preferred Stock issued and outstanding. All dividends are cumulative, whether or not earned or declared and are payable semi-annually. On or prior to July 1, 2002, dividends are payable in additional shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends, or, at the option of the Company, in cash. Thereafter, all dividends will be payable only in cash. The Company will be required to redeem the Exchangeable Preferred Stock on July 1, 2009 (subject to the legal availability of funds therefor). The Exchangeable Preferred Stock is redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2002, at certain specified redemption prices, plus accumulated and unpaid dividends, if any, to the date of redemption. The Exchangeable Preferred stock ranks: (i) senior to all common stock of the Company and to all other capital stock of the Company, the terms of which expressly provide that it ranks junior to the Exchangeable Preferred Stock; (ii) on a parity with any capital stock of the Company the terms of which expressly provide that it will rank on a parity with the Exchangeable Preferred Stock; and (iii) junior to all capital stock of the Company the terms of which do not expressly provide that such stock will rank junior to, or on a parity with, the Exchangeable Preferred Stock. The Certificate of Designation for the Exchangeable Preferred Stock contains certain covenants which, among other things, restrict the ability of the Company and its subsidiaries with respect to: (i) the incurrence of additional debt; (ii) restricted payments; (iii) issuances and sales of stock of certain subsidiaries; and (iv) consolidations, mergers or sales of assets.

     Management believes that the net proceeds from the Notes and Exchangeable Preferred Stock offerings, together with cash from operating activities and revolving loans under the Credit Facility, should be sufficient to permit the Company to meet its financial obligations and to fund its operations for the next twelve months. In addition to acquisitions and debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount.

     The Company has not received, nor does it anticipate receiving, from Citadel License, Inc., its wholly owned subsidiary, any dividends or other payments. The Company is not dependent in any material respect on the receipt of dividends or other payments from Citadel License, Inc.

YEAR 2000 MATTERS

     Many existing computer programs use only two digits to identify a year (for example, "98" is used to represent "1998"). Such programs may read "00" as the year 1900, thus incorrectly recognizing dates beginning with the year 2000, or may otherwise produce erroneous results or cease processing when dates after 1999 are encountered. Such failures could cause disruptions in normal business operations.

     In each of its markets, the Company employs centralized accounting and traffic (advertising scheduling) systems for all of its stations in the market. Although not directly related to the year 2000 problem, the Company has undertaken to replace its accounting and traffic software in each market. The Company expects that this program will minimize or eliminate year 2000 problems associated with the software for such systems. This software upgrade is expected to be completed in 1998 at a cost of approximately $315,000 in 1998, which consists primarily of the annual lease rental payment of $206,000 for software and $109,000 in related one time costs. The operating lease for the computer software is anticipated to be for a period of five years. In connection with this software upgrade, the Company expects that its accounting and traffic hardware systems will be assessed by the software vendor for both compatibility with the new software and year 2000 compliance, and that the Company may also engage outside consultants, as necessary and as available, for such purpose. Much of the total cost of the hardware upgrade will be subject to trade agreements and, as such, will be expensed in accordance with the Company's policy of accounting for barter transactions. The Company cannot yet estimate the costs of replacing or otherwise upgrading such computer hardware, as required.

     The Company has recently assembled a task force consisting of the Company's three regional Presidents, Chief Financial Officer, regional engineers and two internal information systems employees to inventory and assess the Company's other internal information and operating systems, including its broadcast and related support systems which may contain embedded microprocessors, in order to develop a strategy to address the computer software and hardware changes and facility upgrades that may be required to remedy the year 2000-related deficiencies of those systems. The Company recognizes that it must also conduct an assessment of year 2000-related problems originating with third parties outside of the Company's control, including vendors of programming software and providers of satellite programming.

     Until the task force makes substantial progress in identifying problem areas, it is not possible to estimate the extent of year 2000 deficiencies in the Company's systems, the costs to the Company of correcting such deficiencies and the time frame in which any required corrections will be made. In addition, numerous uncertainties relating to such matters exist, including the ability to locate, test and correct or replace relevant computer codes in software and embedded microprocessors, the availability and cost of personnel trained in this area, if required, and the extent to which third parties will be able to timely correct year 2000 problems which may originate with such third parties, but which impact the Company's operations. Given such uncertainties and the preliminary nature of the Company's investigations to date, there can be no assurances that year 2000-related deficiencies and required corrective measures will not have a material adverse effect on the Company's business, financial condition and results of operations.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes the definition of and requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending December 31, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This requirement is not applicable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholder
Citadel Broadcasting Company:


We have audited the accompanying consolidated balance sheets of Citadel Broadcasting Company (a wholly-owned subsidiary of Citadel Communications Corporation) and subsidiary as of December 31, 1996 and 1997 and the related consolidated statements of operations, shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citadel Broadcasting Company and subsidiary as of December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.








Phoenix, Arizona
March 26, 1998

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets



                                                                                      DECEMBER 31,
                                                                          ----------------------------------
                                    ASSETS                                     1996                   1997
                                    ------                                     ----                   ----
Current assets:
    Cash and cash equivalents                                             $  1,588,366          $  7,684,991
    Cash held in escrow                                                             --               718,561
    Accounts receivable, less allowance for doubtful accounts of
      $621,054 in 1996, and $808,942 in 1997                                12,199,973            25,744,137
    Notes receivable from related parties                                      118,646               246,455
    Prepaid expenses                                                           595,755             1,532,227
                                                                          ------------          ------------
           Total current assets                                             14,502,740            35,926,371

Property and equipment, net                                                 15,208,569            35,242,284
Note receivable                                                             18,251,402                    --
Intangible assets, net                                                      51,801,835           268,689,516
Deposits for pending acquisitions                                              300,000               650,000
Other assets                                                                 2,179,039             3,664,123
                                                                          ------------          ------------

                                                                          $102,243,585          $344,172,294
                                                                          ============          ============

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued



                                                                                    DECEMBER 31,
                                                                       -------------------------------------
                     LIABILITIES AND SHAREHOLDER'S EQUITY                  1996                   1997
                     ------------------------------------                  ----                   ----
Current liabilities:
    Accounts payable                                                   $   1,286,019           $   4,001,194
    Accrued liabilities                                                    2,301,716               9,060,129
    Current maturities of notes payable                                    2,500,000                      --
    Note payable to parent company                                        12,174,416                      --
    Current maturities of other long-term obligations                        435,791                 271,352
                                                                       -------------           -------------
           Total current liabilities                                      18,697,942              13,332,675

Notes payable, less current maturities                                    75,084,060              90,084,059
Senior subordinated notes payable                                                 --              98,331,117
Other long-term obligations, less current maturities                         877,600               1,012,649
Deferred tax liability                                                     1,585,333              23,270,338

Exchangeable preferred stock                                                      --             102,009,531

Commitments and contingencies

Shareholder's equity:
    Common stock, $.001 par value; authorized 136,300 shares,
      issued and outstanding 40,000 shares                                        40                      40

    Additional paid-in capital                                            27,472,380              42,296,316

    Accumulated deficit                                                  (21,473,770)            (26,164,431)
                                                                       -------------           -------------
           Total shareholder's equity                                      5,998,650              16,131,925
                                                                       -------------           -------------

                                                                       $ 102,243,585           $ 344,172,294
                                                                       =============           =============


See accompanying notes to consolidated financial statements.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations



                                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------
                                                      1995                  1996               1997
                                                      ----                  ----               ----
Gross broadcasting revenue                         $ 38,047,879        $ 50,824,384        $ 99,469,550
    Less agency commissions                           3,936,169           5,411,578           9,666,280
                                                   ------------        ------------        ------------
         Net broadcasting revenue                    34,111,710          45,412,806          89,803,270
                                                   ------------        ------------        ------------

Operating expenses:
    Station operating expenses                       26,832,123          33,232,485          65,245,095
    Depreciation and amortization                     4,890,517           5,158,206          14,635,534
    Corporate general and administrative              2,273,744           3,247,579           3,530,067
                                                   ------------        ------------        ------------
         Operating expenses                          33,996,384          41,638,270          83,410,696
                                                   ------------        ------------        ------------

Operating income                                        115,326           3,774,536           6,392,574
                                                   ------------        ------------        ------------

Nonoperating expenses (income):
    Interest expense                                  5,241,760           6,155,472          12,303,981
    Interest income                                     (70,503)           (407,581)           (439,229)
    Loss (gain) on sale of property and
       equipment                                       (707,286)              1,749                  --
    Other (income) expense, net                          (3,221)             (8,124)            (11,944)
                                                   ------------        ------------        ------------
         Nonoperating expenses, net                   4,460,750           5,741,516          11,852,808
                                                   ------------        ------------        ------------

Loss before income taxes and extraordinary
       item                                          (4,345,424)         (1,966,980)         (5,460,234)

Deferred income tax (benefit)                                --                  --            (769,573)
                                                   ------------        ------------        ------------

Loss before extraordinary item                       (4,345,424)         (1,966,980)         (4,690,661)

Extraordinary loss on extinguishment of debt                 --          (1,769,000)                 --
                                                   ------------        ------------        ------------

Net loss                                             (4,345,424)         (3,735,980)         (4,690,661)

Dividend requirement for exchangeable
       preferred stock                                       --                  --           6,632,939
                                                   ------------        ------------        ------------

Net loss applicable to common shares               $ (4,345,424)       $ (3,735,980)       $(11,323,600)
                                                   ============        ============        ============

Basic and diluted net loss per common share        $       (109)       $        (93)       $       (283)
                                                   ============        ============        ============

Weighted average common shares outstanding               40,000              40,000              40,000
                                                   ============        ============        ============


See accompanying notes to consolidated financial statements.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                 Consolidated Statements of Shareholder's Equity



                                       COMMON       ADDITIONAL         ACCUMULATED         TOTAL SHARE-
                                       STOCK      PAID-IN CAPITAL         DEFICIT         HOLDER'S EQUITY
                                       -----      ---------------         -------         ---------------
Balances, December 31, 1994              $40       $  8,569,684        $(13,392,366)       $ (4,822,642)

Net loss                                  --                 --          (4,345,424)         (4,345,424)
Capital contribution to parent (1)        --            (81,127)                 --             (81,127)
                                         ---       ------------        ------------        ------------
Balances, December 31, 1995               40          8,488,557         (17,737,790)         (9,249,193)

Net loss                                  --                 --          (3,735,980)         (3,735,980)
Capital contribution from
    parent (2)                            --         18,983,823                  --          18,983,823
                                         ---       ------------        ------------        ------------
Balances, December 31, 1996               40         27,472,380         (21,473,770)          5,998,650

Net loss                                  --                 --          (4,690,661)         (4,690,661)
Exchangeable preferred stock
    dividend requirement                  --         (6,632,939)                 --          (6,632,939)
Capital contribution from
    parent (3)                            --         21,456,875                  --          21,456,875
                                         ---       ------------        ------------        ------------
Balances, December 31, 1997              $40       $ 42,296,316        $(26,164,431)       $ 16,131,925
                                         ===       ============        ============        ============


(1) Represents the payment of preferred stock dividends on behalf of the parent company.

(2) Represents the net capital contribution from the parent company for the issuance and redemption of preferred stock, the redemption of warrants, the cost of the equity issuance, as well as the payment of preferred stock dividends.

(3) Represents the net capital contribution from the parent company for the issuance of preferred stock and the exercise of common stock options.



See accompanying notes to consolidated financial statements.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows



                                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                   1995                1996               1997
                                                                   ----                ----               ----
Cash flows from operating activities:
    Net loss                                                  $(4,345,424)       $ (3,735,980)       $  (4,690,661)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Extraordinary loss                                               --           1,769,000                   --
      Depreciation and amortization                             4,890,517           5,158,206           14,635,534
      Deferred tax benefit                                             --                  --             (769,573)
      Amortization of debt issuance costs and debt
        discounts                                                 131,752             370,652              441,334
      Bad debt expense                                            484,702             421,378            1,016,375
      Loss/(gain) on sale of property and equipment              (707,286)              1,749                   --
Changes in assets and liabilities, net of acquisitions:
      Increase in accounts receivable and notes
        receivable from related parties                        (1,069,681)         (5,257,849)         (10,214,907)
      (Increase) decrease in prepaid expenses                      55,531            (175,058)            (230,070)
      (Increase) decrease in other assets                          75,432              41,303             (676,946)
      Increase in accounts payable                                651,247              94,017              707,945
      Increase (decrease) in accrued liabilities                 (600,847)            (81,801)           5,323,678
                                                              -----------        ------------        -------------
         Net cash provided by (used in) operating
            activities                                           (434,057)         (1,394,383)           5,542,709

Cash flows from investing activities:
    Capital expenditures                                      $(1,690,950)       $ (2,037,840)       $  (2,070,223)
    Capitalized acquisition costs                                 (33,480)         (1,144,699)          (2,928,956)
    Cash paid to acquire stations                                      --         (38,805,036)        (205,973,171)
    Deposits for pending acquisitions                            (150,000)           (930,000)            (650,000)
    Increase in note receivable                                        --         (18,251,402)                  --
    Proceeds from sales of property and equipment               6,684,479               1,115                   --
                                                              -----------        ------------        -------------
         Net cash provided by (used in) investing
            activities                                        $ 4,810,049        $(61,167,862)       $(211,622,350)
                                                              -----------        ------------        -------------

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued



                                                                        YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------------
                                                               1995                1996                 1997
                                                               ----                ----                 ----
Cash flows from financing activities:
    Principal payments on notes payable                    $ (6,866,198)       $(50,970,385)       $ (39,000,000)
    Proceeds from notes payable                               2,400,000          86,244,059           52,499,999
    Proceeds from senior subordinated notes
      payable                                                        --                  --           97,250,000
    Proceeds from issuance of exchangeable preferred
      stock                                                          --                  --           95,376,592
    Payment of debt issuance costs                              (30,000)         (2,283,124)          (1,855,123)
    Principal payments on other long-term
      obligations                                              (412,066)           (776,107)            (735,077)
    Prepayment premium                                               --            (420,000)                  --
    Advances from (payments to) parent company                       --          12,367,070          (12,817,000)
    Capital contribution from parent company                         --          18,983,823           21,456,875
                                                           ------------        ------------        -------------
         Net cash provided by (used in) financing
            activities                                       (4,908,264)         63,145,336          212,176,266
                                                           ------------        ------------        -------------

Net increase (decrease) in cash and cash
      equivalents                                              (532,272)            583,091            6,096,625

Cash and cash equivalents, beginning of year                  1,537,547           1,005,275            1,588,366
                                                           ------------        ------------        -------------

Cash and cash equivalents, end of year                     $  1,005,275        $  1,588,366        $   7,684,991
                                                           ============        ============        =============



See accompanying notes to consolidated financial statements.

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS

       Citadel Broadcasting Company was formed August 21, 1991 as a Nevada corporation and is a wholly-owned subsidiary of Citadel Communications Corporation ("Citadel Communications"). Citadel License Inc. ("Citadel License") is a wholly-owned subsidiary of Citadel Broadcasting Company. Citadel Broadcasting Company and its subsidiary own and operate radio stations and hold Federal Communications Commission ("FCC") licenses in Arkansas, California, Colorado, Illinois, Montana, Nevada, New Mexico, Oregon, Pennsylvania, Rhode Island, Utah and Washington.

       PRINCIPLES OF CONSOLIDATION AND PRESENTATION

       The accompanying consolidated financial statements include Citadel Broadcasting Company and its wholly-owned subsidiary ("Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

       USE OF ESTIMATES

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

       DERIVATIVE FINANCIAL INSTRUMENTS

       The Company uses an interest rate swap agreement to hedge the effects of fluctuations in interest rates. Amounts receivable or payable under the interest rate swap agreement are recognized as interest expense or income.

       PROPERTY AND EQUIPMENT

       Assets acquired in business combinations accounted for using the purchase method of accounting are recorded at their estimated fair value upon acquisition as determined by management or by independent appraisal. Property and equipment additions are recorded at cost. Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the related assets.

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



       INTANGIBLE ASSETS

       Intangible assets with determinable lives have been allocated among various categories of customer-based or market-based intangibles at their estimated fair value upon acquisition as determined by management or by independent appraisal. Goodwill represents the excess of cost over the fair value of tangible assets and intangible assets with determinable lives. Amortization is provided on the straight-line method over the estimated useful lives of the related assets (see note 5). The Company's policy is to write-off intangible assets once they have become fully amortized. The useful lives and recoverability of intangible assets are evaluated at least annually. This evaluation encompasses the undiscounted historical broadcast cash flow of each station and existing broadcast cash flow multiples for sales of similar radio properties to estimate the potential selling price for the station and, therefore, recoverability of the assets.

       BARTER TRANSACTIONS

       Barter contracts are agreements entered into under which the Company provides commercial air time in exchange for goods and services used principally for promotional, sales and other business activities. An asset and liability are recorded at the fair market value of the goods or services received. Revenue is recorded and the liability is relieved when commercials are broadcast and expense is recorded and the asset is relieved when goods or services are used.

       INCOME TAXES

       The Company utilizes the asset and liability method of accounting for income taxes as if it were a separate taxpayer. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is included in the consolidated tax returns of its parent company, Citadel Communications.

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



       INCOME (LOSS) PER SHARE OF COMMON STOCK

       In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). This statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. All prior period EPS data has been restated to conform to SFAS No. 128. The basic and diluted per share effect of the extraordinary loss on extinguishment of debt in 1996 was $(44) and $(44), respectively.

       REVENUE RECOGNITION

       Revenue is recognized as commercials are broadcast.

       LOCAL MARKETING AGREEMENTS

       Fees earned or incurred pursuant to various local marketing agreements ("LMA") are recognized as gross broadcasting revenue or station operating expenses, respectively, in the period that the services performed or received occur. The Company's consolidated financial statements include broadcasting revenues and station operating expenses of stations marketed under LMA's.

       JOINT SALES AGREEMENTS

       Fees earned or incurred pursuant to various joint sales agreements ("JSA") are recognized pursuant to the terms in the various agreements under one of two methods: (a) the JSA fee is recognized as a reduction to sales expense (included in station operating expenses in the Company's consolidated statement of operations), or (b) the Company is allocated a percentage of the JSA stations' net revenue and operating expenses and these amounts are recognized as broadcasting revenue and station operating expenses, respectively, in the period earned or incurred.

       BUSINESS AND CREDIT CONCENTRATIONS

       In the opinion of management, credit risk with respect to receivables is limited due to the large number of customers and the geographic diversification of the Company's customer base. The Company performs credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. At December 31, 1996 and 1997, no receivable from any customer exceeded five percent of gross accounts receivable nor did any customer's account exceed more than ten percent of net broadcasting revenue for any of the periods presented.

       LONG-LIVED ASSETS

       In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in the first quarter of the year ended December 31, 1996 and this adoption did not have a material impact on the consolidated financial statements.

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



       RECLASSIFICATIONS

       Certain 1995 and 1996 balances have been reclassified to conform to the 1997 presentation.


(2)    ACQUISITIONS AND DISPOSITIONS

       1995 DISPOSITIONS

       On February 15, 1995, the Company sold the assets of KBOZ-AM, KBOZ-FM and KATH-FM, and KCTR-FM, KDWG-AM, and KKBR-FM in Bozeman and Billings, Montana, respectively, for $5,400,000. A gain of approximately $800,000 was recognized on the sale.

       1996 ACQUISITIONS

       During 1996, the Company acquired the assets of five FM and one AM radio stations from various parties as follows:

            ACQUISITION                                                          MARKET                      PURCHASE
                DATE                         STATION                             SERVED                       PRICE
                ----                         -------                             ------                       -----
       June 28, 1996              KHFM-FM/KHFN-AM                    Albuquerque, NM                      $    5,500,000
       June 28, 1996              KASY-FM                            Albuquerque, NM                           5,000,000
       June 28, 1996              KDJK-FM                            Modesto, CA                               5,010,000
       October 1, 1996            KKLI-FM                            Colorado Springs, CO                      3,450,000
       October 9, 1996            KRST-FM                            Albuquerque, NM                          20,000,000

       The acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to current assets as well as noncurrent tangible and intangible assets based on their fair values as determined by management or by independent appraisal. The acquisitions were funded with the proceeds from new notes payable and a securities purchase and exchange agreement. The purchase price, including acquisition costs of $782,881, was allocated as follows:

           Property and equipment                                                                         $    2,446,594
           Intangible assets                                                                                  37,135,955
           Accounts receivable                                                                                   160,332
                                                                                                          --------------

                                                                                                          $   39,742,881
                                                                                                          ==============

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



       1997 ACQUISITIONS AND PENDING DISPOSITIONS

       ACQUISITIONS

       During 1997, the Company acquired the assets of 44 FM and 17 AM radio stations from various parties as follows:

                ACQUISITION                                                           MARKET                   PURCHASE
                    DATE                             STATION                          SERVED                    PRICE
                    ----                             -------                          ------                    -----
        January 1, 1997                 KCTR-FM/KDWG-AM/                     Billings, MT                    $  26,008,357
                                        KKBR-FM/KBBB-FM/
                                        KMHK-FM
                                        KUGN-AM/KUGN-FM/                     Eugene, OR
                                        KEHK-FM
                                        KAKT-FM/KBOY-FM/                     Medford, OR
                                        KCMX-AM/KCMX-FM/
                                        KTMT-AM/KTMT-FM
                                        KEYW-FM/KFLD-AM/                     Tri-Cities, WA
                                        KORD-FM/KXRX-FM
        February 14, 1997               KENZ-FM                              Salt Lake City, UT                  5,590,119
        April 10, 1997                  KBER-FM                              Salt Lake City, UT                  7,760,000
        July 3, 1997                    WPRO-AM/WPRO-FM/                     Providence, RI                    115,795,216
                                        WSKO-AM/WWLI-FM
                                        WQCY-FM/WMOS-FM/                     Quincy, IL
                                        WTAD-AM/WBRJ-FM
                                        WQWK-FM/WIKN-FM/                     State College, PA
                                        WRSC-AM/WBLF-AM
                                        WGLU-FM/WQKK-FM                      Johnstown, PA
                                        WRKZ-FM                              Harrisburg, PA
                                        WQXA-AM/WQXA-FM                      York, PA
                                        WCTO-FM/WEST-AM                      Allentown, PA
                                        WMGS-FM/WARM-AM/                     Wilkes-Barre, PA
                                        WZMT-FM/WAZL-AM
        July 17, 1997                   KNHK-FM                              Reno, NV                            1,300,000
        September 25, 1997              KTHK-FM                              Tri-Cities, WA                        600,500
        September 29, 1997              WXEX-FM, Edgenet                     Providence, RI                      4,250,000
        October 15, 1997                KARN-AM/KARN-FM/                     Little Rock, AR                     9,000,000
                                        KKRN-FM/KRNN-AM/
                                        KAFN-FM
        October 15, 1997                KIPR-FM                              Little Rock, AR                     5,544,506
        October 15, 1997                Land and Buildings                   Little Rock, AR                     3,001,537
        October 15, 1997                KOKY-FM                              Little Rock, AR                     7,354,860
        October 21, 1997                WLEV-FM                              Allentown, PA                      23,000,000
        October 24, 1997                KBEE-FM/KFNZ-AM                      Salt Lake City, UT                  2,867,092
        November 4, 1997                KLAL-FM                              Little Rock, AR                     1,500,000
        November 4, 1997                KURB-FM/KVLO-FM/                     Little Rock, AR                    12,000,000
                                        KLIH-FM
        November 18, 1997               WHKK-FM                              Providence, RI                      3,999,310

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



       The acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to current assets as well as noncurrent tangible and intangible assets based on their fair values as determined by management or by independent appraisal. The acquisitions were funded with the proceeds from new notes payable and a securities purchase and exchange agreement. The purchase price, including acquisition costs of $2,928,956, was allocated as follows:

       Cash                                                     $     877,693
       Accounts receivable                                          4,473,441
       Prepaid expenses                                               706,402
       Property and equipment                                      21,203,071
       Intangible assets                                          208,964,226
       Other assets                                                    10,100
       Accounts payable and accrued liabilities                    (3,084,549)
       Current maturities of other long-term obligations             (649,931)
                                                                -------------

                                                                $ 232,500,453
                                                                =============


       PRO FORMA

       The following summary, prepared on a pro forma basis, presents the results of operations as if all the above noted radio stations had been acquired as of January 1, 1996, after including the impact of the amortization of intangible assets, depreciation of fixed assets and increased interest expense on the acquisition debt since the date of acquisition.

                                                     UNAUDITED
                                         ------------------------------------
                                           YEAR ENDED            YEAR ENDED
                                           DECEMBER 31,          DECEMBER 31,
                                             1996                   1997
                                             ----                   ----
       Net broadcasting revenue          $ 106,683,000          $ 117,154,000
       Operating income                      2,212,000              6,988,000
       Net loss                            (13,825,000)           (12,990,000)

       The pro forma results are not necessarily indicative of what actually would have occurred if the radio stations had been owned for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

       PENDING DISPOSITIONS

       On September 29, 1997, the Company entered into an asset purchase agreement to sell substantially all of the assets of radio stations WQKK-FM and WGLU-FM in Johnstown, Pennsylvania and radio stations WRSC-AM, WQWK-FM, WBLF-AM and WIKN-FM in State College, Pennsylvania. The disposition is pending approval by the Federal Communications Commission.

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



(3)    NOTE RECEIVABLE

       During 1996 the Company made various advances to Deschutes, a non-related party, to allow Deschutes to acquire various radio stations and payoff existing debt, in conjunction with the acquisition of Deschutes by Citadel Communications. These advances were funded through borrowings the Company made on the Senior Credit Facility and advances from its parent company. As of December 31, 1996, $18,251,402 was due under these advances; of this amount, approximately $8,600,000 was included in note payable to parent company.

       During 1997 the Company acquired Deschutes in a stock-based acquisition. The note receivable at December 31, 1996 was included in the purchase price allocation during 1997, resulting in the elimination of the note receivable in 1997.


(4)    PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 1996 and 1997 consists of the following:


                                                                                                ESTIMATED
                                                       1996                   1997             USEFUL LIFE
                                                       ----                   ----             -----------

       Land                                        $    569,638           $  3,269,025              --
       Buildings and improvements                     1,217,287              5,726,701           5-30 years
       Transmitters, towers and equipment            15,509,084             29,053,049           5-15 years
       Office furniture and equipment                 3,268,426              5,615,833           3-5 years
       Construction in progress                         577,289                736,620              --
                                                   ------------           ------------
                                                     21,141,724             44,401,228
       Less accumulated depreciation and
         amortization                                (5,933,155)            (9,158,944)
                                                   ------------           ------------

                                                   $ 15,208,569           $ 35,242,284
                                                   ============           ============

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



(5)    INTANGIBLE ASSETS

       Intangible assets at December 31, 1996 and 1997 consist of the following:

                                                                                                     ESTIMATED
                                                         1996                   1997                USEFUL LIFE
                                                         ----                   ----                -----------

           Goodwill                                  $  28,925,936          $ 119,226,136             15 years
           Broadcast licenses                           26,262,983            162,626,295             15 years
           Noncompetition agreements                     5,168,854              1,858,593            3-5 years
           Local marketing agreements                    1,909,998                     --              5 years
           Presold commercials                             496,380                     --         less than 1 year
           Premium lease space                             161,787                161,787           1-13 years
           On-air talent contracts                       1,383,323                     --            1-3 years
           Subcarrier antenna income                       219,162                100,878            1-4 years
           Programming contracts                           503,000                  3,000              3 years
                                                     -------------          -------------
                                                        65,031,423            283,976,689
           Less accumulated amortization               (13,229,588)           (15,287,173)
                                                     -------------          -------------

                                                     $  51,801,835          $ 268,689,516
                                                     =============          =============



(6)    ACCRUED LIABILITIES

       Accrued liabilities at December 31, 1996 and 1997 consist of the following:

                                                          1996                   1997
                                                          ----                   ----

           Interest                                   $        --            $ 5,118,735
           Music license fees                             245,715                209,734
           Compensation and commissions                 1,237,392              2,082,492
           Other                                          818,609              1,649,168
                                                      -----------            -----------

                                                      $ 2,301,716            $ 9,060,129
                                                      ===========            ===========

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



(7)    NOTES PAYABLE

       Notes payable at December 31, 1996 and 1997 consist of the following:


                                                                                 1996                   1997
                                                                                 ----                   ----
           Note payable to financial institution (Senior Credit
             Facility), interest payable at the LIBOR rate
             (5.78% at December 31, 1996 and 5.72% at
             December 31, 1997) plus 2.75%, principal due only
             when required by the loan agreement, in quarterly
             amounts through September 30, 2003, at
             which time all outstanding amounts are due in full,
             subject to optional prepayments                                  $ 77,584,060           $ 90,084,059
           Less current maturities                                               2,500,000                     --
                                                                              ------------           ------------

           Long-term portion                                                  $ 75,084,060           $ 90,084,059
                                                                              ============           ============

       On July 3, 1997, the Company entered into a revised financing agreement (the "Senior Credit Facility") which allows for revolving loan borrowings up to a maximum of $150,000,000. Per the agreement, this amount is subject to reduction starting December 31, 1997 and continuing quarterly thereafter. The maximum available loan commitment at December 31, 1997 was $147,500,000. The Company must pay, on a quarterly basis, an unused commitment fee equal to the maximum revolving loan commitment less the average of the outstanding principal balance for the preceding quarter, multiplied by .125% or if the total leverage ratio (as defined in the agreement) calculated as of the last day of the preceding quarter was less than 4.5, the commitment fee is .09375%. Commitment fees paid in 1996 and 1997 were $74,931 and $380,295, respectively. The agreement requires that the Company enter into an interest rate swap agreement for a period of at least two years. See note 21 for information on the interest rate swap agreement. Principal payments are not scheduled to commence until the outstanding principal balance exceeds the maximum loan commitment adjusted by quarterly mandatory commitment reductions (as defined in the agreement).

       The Senior Credit Facility is secured by a pledge of property and equipment and the common stock of the Company. Various debt covenants place restrictions on, among other things, indebtedness, acquisitions, dividends, capital expenditures and the sale or transfer of assets and provide for certain minimum operating cash flows for the Company. The debt covenant provisions also include certain financial ratio covenants, the most restrictive in nature being; initial total debt to adjusted operating cash flow < 6.75 times, initial total senior debt to adjusted operating cash flow < 6.75 times and consolidated operating cash flow to interest expense and cash dividends on the Exchangeable Preferred
       Stock > 1.75 times. At December 31, 1997, the Company was in compliance with all debt covenant provisions.

       The required aggregate principal payments as of December 31, 1997, excluding the consideration of any payments required based upon annual excess cash flow (as defined), are as follows:

                               2001                                       $ 23,209,059
                               2002                                         30,500,000
                               Thereafter                                   36,375,000
                                                                          ------------

                                                                          $ 90,084,059
                                                                          ============

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



(8)    SENIOR SUBORDINATED NOTES PAYABLE

       On July 3, 1997, the Company completed the issuance of $101 million of 10 1/4% Senior Subordinated Notes ("Notes") due 2007. Interest is payable semi-annually. The Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2002. In addition, at any time prior to July 1, 2000, subject to certain conditions, the Company may, at its option, redeem a portion of the Notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the Notes), at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption. The Notes are shown net of unamortized discount of $2,668,883 at December 31, 1997.

       The indenture governing the Notes contains certain restrictive covenants, including limitations which restrict the ability of the Company to incur additional debt, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. At December 31, 1997, the Company was in compliance with all debt covenants.


(9)    OTHER LONG-TERM OBLIGATIONS

       Other long-term obligations at December 31, 1996 and 1997 consist of the following:

                                                                                  1996                   1997
                                                                                  ----                   ----
       Various noncompetition and consulting agreements
           with the sellers of radio stations acquired, due at
           various dates through July 2003, face amount of
           $486,113 and $437,503 at December 31, 1996 and
           1997, respectively, non-interest bearing with
           interest imputed at 8.5% to 9.0%, net of discount
           of $54,540 and $29,640 in 1996 and 1997,
           respectively                                                        $   431,573            $   407,863

       Prepayment premium on extinguishment of debt (a)                            881,818                770,779

       Capital leases                                                                   --                105,359
                                                                               -----------            -----------
                                                                                 1,313,391              1,284,001
       Less current maturities                                                     435,791                271,352
                                                                               -----------            -----------

       Long-term portion                                                       $   877,600            $ 1,012,649
                                                                               ===========            ===========

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



       The required aggregate principal payments as of December 31, 1997, excluding the amortization of debt discount are as follows:

           1998                                       $    271,352
           1999                                            321,843
           2000                                            138,648
           2001                                            132,363
           2002                                            127,694
           Thereafter                                      292,101
                                                      ------------

                                                      $  1,284,001
                                                      ============

       (a) On October 9, 1996, the Company extinguished its long-term debt of $31,310,385, payable to a financial institution, and its note payable to a related party of $7,000,000. The early retirement of the long-term debt resulted in a $1,769,000 extraordinary loss due to prepayment premiums and the write-off of debt issuance costs. The prepayment premium can be reduced on a quarterly basis depending on the outstanding balance of the Senior Credit Facility. The balance of the prepayment premium is due upon the repayment of the Senior Credit Facility.


(10)   LEASE COMMITMENTS

       The Company leases certain tower sites, transmitters and equipment, automobiles, office equipment and an airplane. The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 1997:

           1998                                       $  2,030,301
           1999                                          1,939,314
           2000                                          1,874,159
           2001                                          1,859,330
           2002                                          1,457,545
           Thereafter                                    5,357,157
                                                      ------------

                                                      $ 14,517,806
                                                      ============


       Total rental expense was $744,395, $1,101,237 and $1,971,774 for the years ended December 31, 1995, 1996 and 1997, respectively.

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



(11)   INCOME TAXES

       The Company is included in the consolidated tax returns of Citadel Communications and calculates its tax provision or benefit as though it filed a separate return. For the years ended December 31, 1995, 1996 and 1997, the Company generated a net loss for both financial reporting and income tax purposes; therefore, no current tax provision has been recorded. The deferred income tax benefit in 1997 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in the tax basis and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions. At December 31, 1997, Citadel Communications has net operating loss carryforwards for federal income tax purposes of approximately $18,800,000 which begin to expire in 2007.

       On June 28, 1996, Citadel Communications underwent an ownership change in accordance with Section 382 of the Internal Revenue Code. Due to this change, the net operating losses of Citadel Communications are subject to limitation in future years. The approximate amount of the net operating loss which may be used in any one year is $4,400,000.

       The reconciliation of the expected income tax benefit calculated at the U.S. federal statutory rate to the actual income tax benefit per the financial statements for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                      1995               1996              1997
                                                      ----               ----              ----
      U.S. federal statutory rate applied to
        the loss before income taxes and
        extraordinary item                         $(1,487,717)       $(679,046)       $(1,856,480)
      Amortization of goodwill                          16,563          186,844            425,344
      Nondeductible meals and
        entertainment                                   19,786           31,601             51,495
      Net operating losses providing no
        current benefit for federal income
        tax purposes                                 1,467,025          458,101            680,040
      Other                                            (15,657)           2,500            (69,972)
                                                   -----------        ---------        -----------

      Deferred income tax benefit                  $        --        $      --        $  (769,573)
                                                   ===========        =========        ===========

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, liabilities and the valuation allowance are as follows:

                                                                                          1996                   1997
                                                                                          ----                   ----
           Deferred tax assets:
             Receivables, principally due to valuation allowances                      $    248,422          $     323,577
             Net operating loss carryforward                                              6,720,659              7,520,705
             Accrued liabilities not deductible                                              18,465                193,423
                                                                                       ------------          -------------
                     Total deferred tax assets                                            6,987,546              8,037,705

             Valuation allowance                                                         (4,270,206)            (5,109,187)
                                                                                       ------------          -------------
                     Net deferred tax assets                                              2,717,340              2,928,518
                                                                                       ------------          -------------

           Deferred tax liabilities:
             Property and equipment, principally due to accelerated
               depreciation                                                              (1,883,269)            (2,928,218)
             Intangible assets; differences in book and tax
               amortization                                                                (834,071)                  (300)
             Differences between the tax basis and fair value of
               intangibles and fixed assets acquired                                     (1,585,333)           (23,270,338)
                                                                                       ------------          -------------
                     Total deferred tax liabilities                                      (4,302,673)           (26,198,856)
                                                                                       ------------          -------------

           Net deferred tax liability                                                  $ (1,585,333)         $ (23,270,338)
                                                                                       ============          =============

       The valuation allowance was decreased by $2,320,699 in 1996 and increased by $838,981 in 1997. The Company has established a valuation allowance for the amount of the net deferred tax asset which management has determined that it is more likely than not will not be realized.


(12)   EXCHANGEABLE PREFERRED STOCK

       On July 3, 1997, the Company completed the sale of 1,000,000 shares of Series A Exchangeable Preferred Stock (Exchangeable Preferred Stock) for $100 million. The Exchangeable Preferred Stock has a liquidation preference of $100 per share, plus accumulated and unpaid dividends. Dividends on the Exchangeable Preferred Stock accrue at the rate of 13 1/4% per annum. All dividends will be payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1998. On or prior to July 1, 2002, dividends are payable in additional shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends, or, at the option of the Company, in cash. Thereafter, all dividends will be payable only in cash. The Company will be required to redeem the Exchangeable Preferred Stock on July 1, 2009 (subject to the legal availability of funds therefor) at a redemption price equal to the liquidation preference thereof, plus accumulated and unpaid dividends, if any, to the date of redemption.

       The Exchangeable Preferred Stock is presented net of unamortized issuance costs of $4,541,858, and includes accrued dividends at December 31, 1997 of $6,551,389, which were paid in 65,514 additional shares of exchangeable preferred stock on January 1, 1998.

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



       The Certificate of Designation for the Exchangeable Preferred Stock contains certain covenants, which, among other things, restrict the ability of the Company with respect to: (i) the incurrence of additional debt; (ii) restricted payments; (iii) issuances and sales of stock of certain subsidiaries; and (iv) consolidations, mergers or sales of assets. The Company was in compliance with these covenants at December 31, 1997.


(13)   CITADEL COMMUNICATIONS FINANCIAL DATA

       The operations of Citadel Communications (the parent company) include the issuance of convertible preferred stock and obtaining a credit facility including a revolving line of credit of $20 million, the proceeds of which were advanced to the Company. Interest was charged on these advances in an amount equal to the interest costs of Citadel Communications. In conjunction with the Company's refinancing of Notes, the revolving line of credit was terminated in 1997. There are no other costs or expenses of Citadel Communications.

       Advances from Citadel Communications, other than those representing draws on the revolving line of credit of Citadel Communications, are recorded as capital contributions from the parent company and are presented as additional paid-in capital in the consolidated balance sheets.

       On January 1, 1997, in a non-cash transaction, the Company transferred $9,123,310 of debt under the Senior Credit Facility to Deschutes which reduced the corresponding note receivable. In addition, on June 20, 1997, Citadel Communications transferred the ownership of Deschutes to the Company. Interest paid to Citadel Communications by the Company for the year ended December 31, 1997 amounted to $568,534.

       The following is summary consolidated financial data for Citadel Communications and its subsidiaries, including the Company:

                                                                                                 DECEMBER 31,
                                                                                     ------------------------------------
                                                                                         1996                   1997
                                                                                         ----                   ----
            Consolidated Balance Sheets:
              Current assets                                                         $  14,502,740          $  35,926,371
              Property and equipment, net                                               15,208,569             35,242,284
              Note receivable                                                           18,251,402                     --
              Intangible assets, net                                                    51,801,835            268,689,516
              Other assets                                                               2,550,778              4,314,123
                                                                                     -------------          -------------

                      Total assets                                                   $ 102,315,324          $ 344,172,294
                                                                                     =============          =============

              Notes payable to related parties                                       $  11,817,000          $          --
              Other current liabilities                                                  6,880,942             13,332,675
                                                                                     -------------          -------------
                      Total current liabilities                                         18,697,942             13,332,675

              Notes payable, less current maturities                                    75,084,060             90,084,059
              Senior subordinated notes payable                                                 --             98,331,117
              Other liabilities                                                          2,462,933             24,282,987
              Exchangeable preferred stock                                                      --            102,009,531
              Shareholders' equity                                                       6,070,389             16,131,925
                                                                                     -------------          -------------

                      Total liabilities and shareholders' equity                     $ 102,315,324          $ 344,172,294
                                                                                     =============          =============

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



                                                                                              DECEMBER 31,
                                                                                  -----------------------------------
                                                                                     1996                   1997
                                                                                     ----                   ----
            Consolidated Statements of Operations:
              Net broadcasting revenue                                            $ 45,412,806          $  89,803,270

              Operating income                                                    $  3,744,323          $   6,367,016
              Interest expense                                                       6,155,472             12,872,515
              Other (income) expense, net                                             (413,955)              (451,173)
                                                                                  ------------          -------------
              Loss before income taxes and extraordinary item                       (1,997,194)            (6,054,326)
              Deferred income tax (benefit)                                                 --               (769,573)
              Extraordinary loss on extinguishment of debt                          (1,769,000)                    --
                                                                                  ------------          -------------

            Net loss                                                              $ (3,766,194)         $  (5,284,753)
                                                                                  ============          =============

            Dividend requirement for exchangeable preferred stock                 $         --          $   6,632,939
                                                                                  ============          =============



(14)   CITADEL LICENSE FINANCIAL DATA

       The operations of Citadel License, a wholly-owned subsidiary of the Company, include holding FCC licenses for all stations owned by the Company and the amortization of these licenses. Citadel License has guaranteed the Senior Subordinated Notes (see note 8). The guarantee is full, unconditional and joint and several. The separate financial statements of Citadel License have not been presented because management of the Company has determined they would not be material to investors. There are no costs or expenses of Citadel License that are borne by Citadel Broadcasting Company.

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



       The following is summary financial data for Citadel License:


                                                                                 DECEMBER 31,
                                                                     ------------------------------------
                                                                         1996                   1997
                                                                         ----                   ----
       Balance Sheets:
         Intangible assets, net (broadcast licenses)                 $ 24,035,920           $ 137,073,551
         Other assets                                                       5,147                   2,048
                                                                     ------------           -------------

                 Total assets                                        $ 24,041,067           $ 137,075,599
                                                                     ============           =============

         Shareholder's equity                                          24,041,067             137,075,599
                                                                     ------------           -------------

                 Total liabilities and shareholder's equity          $ 24,041,067           $ 137,075,599
                                                                     ============           =============

       Statements of Operations:
         Amortization expense                                             991,901               5,267,872
                                                                     ------------           -------------

                 Net loss                                            $   (991,901)          $  (5,267,872)
                                                                     ============           =============


       At present, Citadel License is the only subsidiary of the Company.


(15)   DEFINED CONTRIBUTION PLAN

       The Company has a defined contribution 401(k) plan for all employees who are at least 21 years of age and have worked at least 1,000 hours in the year. Under the 401(k) plan, employees can contribute up to 20% of their compensation, subject to the maximum contribution allowed by the Internal Revenue Code. Participants vest immediately in their contributions. The Company may make discretionary contributions as approved by the Board of Directors. Participants' rights to amounts contributed by the Company vest on a graded schedule over a five-year period. During 1995, 1996, and 1997 the Company contributed $133,215, $143,192 and $298,623, respectively, which represented a two percent matching of employee contributions to the 401(k) plan.


(16)   TRANSACTIONS WITH RELATED PARTIES

       On December 29, 1995, the Company entered into a sale-leaseback transaction with the principal shareholder of Citadel Communications. The Company sold an airplane for its fair value of $1,275,000 to the shareholder resulting in a loss of $74,327. The operating lease commenced on December 29, 1995 with monthly payments of $17,250 due through December 31, 2001.

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



(17)   LOCAL MARKETING AGREEMENTS

       At December 31, 1997, the Company has local marketing agreements to market stations WBHT-FM, WKQV-FM, WEMR-AM, WEMR-FM, WSGD-FM, WDLS-FM and WCDL-AM in Wilkes-Barre/Scranton, Pennsylvania and stations KIZN-FM, KZMG-FM, KKGL-FM, KQFC-FM and KBOI-AM in Boise, Idaho. The agreements principally provide for the Company to supply specified programming to the brokered stations and enable the sales staff of the Company to sell advertising time on the stations for fixed fees to be paid by the Company. The agreements also provide the Company with the option to purchase the stations. The Company's financial statements include the broadcasting revenue and station operating expenses of the brokered stations.

       The local marketing agreements enable the Company to extend or terminate the agreements at the Company's option through August 1, 2002. The fees paid under the local marketing agreements amounted to $350,000, $1,414,527 and $1,936,139 for the years ended December 31, 1995, 1996 and
       1997, respectively.


(18)   JOINT SALES AGREEMENTS

       On January 15, 1996, the Company entered into a joint sales agreement
       (JSA) to sell advertising for radio stations KEYF-AM/FM, KUDY-AM and KKZX-FM in Spokane, Washington and radio stations KVOR-AM, KSPZ-FM, KTWK-AM, and KVUU-FM in Colorado Springs, Colorado. As stated in the JSA agreement, JSA revenue is calculated as 60% of the broadcast cash flows of these radio stations and all Company owned radio stations in these markets, with the exception of KKLI in Colorado Springs which is not included in the JSA calculation.

       On April 22, 1996, the Company entered into a JSA for radio station KENZ-FM in Salt Lake City, Utah. The Company's financial statements include all sales expenses for the station as well as revenue for the JSA fee calculated at 30% of net revenue of the station. On February 14, 1997 the Company acquired KENZ-FM.

       On July 3, 1997, the Company acquired all of the issued and outstanding capital stock of Tele-Media Broadcasting Company ("Tele-Media"). As a result of this acquisition, the Company assumed a Tele-Media JSA for radio station WKQV-AM in Wilkes-Barre/Scranton, Pennsylvania. As stated in the JSA agreement, JSA revenue is calculated as the sum of (i) a base monthly payment of $5,000, and (ii) an additional monthly fee ranging from 5% to 8% of revenues (as defined in the JSA agreement) based on monthly revenues of WKQV-AM and of its simulcast station, WARM-AM.


(19)   SUPPLEMENTAL FINANCIAL INFORMATION

       The Company paid cash of $5,237,240, $7,065,546 and $6,703,052 for interest for the years ended December 31, 1995, 1996 and 1997, respectively.

       Barter revenue included in gross broadcasting revenue and barter expenses included in station operating expenses amounted to $3,087,871, $3,335,024 and $7,388,471, and $3,214,284, $3,029,665 and $7,062,822, for the years ended December 31, 1995, 1996 and 1997, respectively.

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



       A summary of additions and deductions related to the allowance for doubtful accounts receivable for the years ended December 31, 1995, 1996 and 1997 follows:

                                                     BALANCE AT                                                 BALANCE AT
                                                    BEGINNING OF                                                  END OF
                                                       PERIOD            ADDITIONS          DEDUCTIONS            PERIOD
                                                       ------            ---------          ----------            ------
           Year ended December 31, 1995               $ 380,531            484,702           (350,700)            514,533
           Year ended December 31, 1996                 514,533            421,378           (314,857)            621,054
           Year ended December 31, 1997                 621,054          1,016,375           (828,487)            808,942


(20)   LITIGATION

       The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without a material effect on the Company's financial position.

       The Company has received two civil investigative demands ("CIDs") from the Antitrust Division of the U.S. Department of Justice. One CID addresses the Company's acquisition of station KRST in Albuquerque, New Mexico and the second CID addresses the joint sales agreement for stations in Spokane, Washington and Colorado Springs, Colorado. The Company has provided the requested information in response to each CID, and at present has been given no indication from the Department of Justice regarding its intended future actions.


(21)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

       LIMITATIONS

       Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

       Since the fair value is estimated as of December 31, 1996 and 1997, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

       CASH EQUIVALENTS AND CASH HELD IN ESCROW

       The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

                         CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



         ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

         The carrying amount is assumed to be the fair value because of the short-term maturity of the portfolio. The carrying amount of the non-current note receivable is assumed to be the fair value because the note receivable was converted by Citadel Communications into a portion of the purchase price of Deschutes on January 1, 1997 at the carrying value.

         ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         The carrying amount approximates fair value because of the short-term maturity of these instruments.

         NOTES PAYABLE, SENIOR SUBORDINATED NOTES, EXCHANGEABLE PREFERRED STOCK, NOTES PAYABLE TO PARENT COMPANY AND OTHER LONG-TERM OBLIGATIONS

         The fair value of the Company's notes payable, senior subordinated notes, exchangeable preferred stock, notes payable to parent company and other long-term obligations approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

         In 1996, the Company entered into an interest rate swap agreement with a financial institution in accordance with the terms of its Senior Credit Facility. The fair value of the interest rate swap as of December 31, 1996 and 1997 was $190,000 and $3,700, respectively, as determined by the financial institution, and represents an unrealized gain. The fair value of the interest rate swap is the estimated amount that the financial institution would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.


(22)     SUBSEQUENT EVENTS

         On January 2, 1998, the Company acquired radio stations WEMR-AM and WEMR-FM in Wilkes-Barre/Scranton, Pennsylvania for a purchase price of $815,000. The acquisition will be accounted for by the purchase method of accounting.

         On February 12, 1998, the Company acquired radio stations KQFC-FM, KKGL-FM and KBOI-AM and a parcel of land in Boise, Idaho for an aggregate purchase price of $14,400,000. The acquisition will be accounted for by the purchase method of accounting. In conjunction with the acquisition, the Company borrowed an additional $11,000,000 on its Senior Credit Facility.

         On March 26, 1998, the Company acquired radio stations WSGD-FM, WDLS-FM and WCDL-AM in Wilkes-Barre/Scranton, Pennsylvania for a purchase price of $6,000,000. The acquisition will be accounted for by the purchase method of accounting. In conjunction with the acquisition, the Company borrowed an additional $6,000,000 on its Senior Credit Facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth the names, ages and positions of the directors and executive officers of the Company:

              NAME                         AGE                           POSITION
              ----                         ---                           --------
Lawrence R. Wilson...............           52           Chief Executive Officer, President and
                                                         Chairman of the Board of Directors

Donna L. Heffner.................           38           Vice President, Chief Financial Officer,
                                                         Treasurer and Secretary

Stuart R. Stanek.................           42           Vice President; President of East Region

Edward T. Hardy..................           49           Vice President; President of West Region

D. Robert Proffitt...............           45           Vice President; President of Central Region

Patricia Diaz Dennis.............           51           Director

Scott E. Smith...................           42           Director

John E. von Schlegell............           43           Director

Ted L. Snider, Sr................           69           Director

----------

    Each director of the Company holds office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. See "Board Composition and Governance Matters" below. Officers are elected by the Board of Directors and serve at its discretion.

    Lawrence R. Wilson co-founded and was a general partner of Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership (collectively, "Predecessor") from 1984 to July 1992 and has been the Chief Executive Officer, President and Chairman of the Board of the Company since it was incorporated in August 1991 and of Citadel Communications since it was incorporated in May 1993. From 1974 to 1979, Mr. Wilson was Executive Vice President and General Counsel of Combined Communications Corporation, a national media company, where he handled all acquisitions and mergers and oversaw the broadcast, newspaper and outdoor billboard divisions as a part of a five person management committee. From 1979 to 1986, he was engaged in the private practice of law.

    Donna L. Heffner joined Predecessor in 1988 as its Controller. Ms. Heffner has served as Treasurer and Secretary of the Company since it was incorporated in August 1991 and of Citadel Communications since it was incorporated in May 1993. She has served as Chief Financial Officer of the Company and Citadel Communications since July 1992 and May 1993, respectively. In January 1997, Ms. Heffner became Vice President of Citadel Communications and the Company. Ms. Heffner also served as a director of the Company from 1992 to 1993 and as a director of Citadel Communications for several months in 1993. From 1982 to 1985 and in 1987, she was employed by Price Waterhouse, and in 1986, she was employed by Lowrimore, Warwick & Company as an accountant.

    Stuart R. Stanek joined Predecessor in 1986 as a General Manager of KKFM-FM in Colorado Springs. In 1988, he became General Manager of KCNR-AM/KUBL-FM in Salt Lake City; in 1991, he was appointed Vice President of the Company; in 1992 he was elected to the Board of Directors of the Company; and in 1993, he was appointed Vice President and elected to the Board of Citadel Communications. He served as a Director of Citadel Communications and the Company until August 1996. Mr. Stanek became President of East Region for the Company in June 1997.



                                     III - 1

    Edward T. Hardy founded and was elected President and Chief Executive Officer of Deschutes River Broadcasting, Inc. ("Deschutes") in 1994. Mr. Hardy joined Citadel Communications in January 1997 as President of Deschutes following Citadel Communications' acquisition of Deschutes. Mr. Hardy became President of West Region for the Company and Vice President of Citadel Communications and the Company in June 1997. From 1984 to 1993, Mr. Hardy was Vice President -- General Manager of KUPL AM/FM in Portland.

    D. Robert Proffitt joined Predecessor in 1988 as Vice President -- General Manager of KKFM-FM in Colorado Springs. In 1991, he was appointed Vice President of the Company, and in 1993, he was appointed Vice President of Citadel Communications. Mr. Proffitt took over as General Manager of the Company's Albuquerque operations in 1994. Mr. Proffitt became President of Central Region for the Company in June 1997.

    Patricia Diaz Dennis became a director of the Company and Citadel Communications in November 1997. Since September 1995, Ms. Dennis has served as Senior Vice President and Assistant General Counsel for regulation and public policy of SBC Communications Inc., a company which provides telecommunications products and services. From March 1993 until joining SBC Communications Inc., Ms. Dennis served as special counsel for communications matters for the law firm of Sullivan & Cromwell. Ms. Dennis served as a commissioner of the FCC from June 1986 to September 1989 and as Assistant Secretary of State for Human Rights and Humanitarian Affairs in the United States Department of State from August 1992 to January 1993. Ms. Dennis also serves as director for various entities, including Massachusetts Mutual Life Insurance Company and National Public Radio.

    Scott E. Smith has served as a member of the Board of Directors of the Company since 1992 and of Citadel Communications since 1993. He is an Executive Vice President of Baker, Fentress & Company ("Baker Fentress"). Since 1989, Mr. Smith has managed the private placement portfolio of Baker Fentress.

    John E. von Schlegell has served as a member of the Board of Directors of the Company and Citadel Communications since January 1997. He co-founded and, since 1991, has managed, Endeavour Capital Fund Limited Partnership ("Endeavour Capital"), a firm that invests equity capital in privately held businesses throughout the northwest. Prior to 1991, Mr. von Schlegell was a general partner at Golder, Thoma & Cressey, a private equity firm based in Chicago.

    Ted L. Snider, Sr. became a director of the Company and Citadel Communications in November 1997 following the Company's October 1997 acquisition of Snider Corporation. Mr. Snider had been Chairman of Snider Corporation since its incorporation in 1971. Snider Corporation owned two FM and two AM radio stations, the right to construct an additional FM radio station and the Arkansas Radio Network.

    BOARD COMPOSITION AND GOVERNANCE MATTERS

    Pursuant to the Fourth Amended and Restated Voting Agreement dated as of October 15, 1997 (the "Voting Agreement"), by and among Citadel Communications; Harlan Levy, as Trustee under the Amended and Restated Voting Trust Agreement dated October 15, 1997 (the "Voting Trust Agreement"); Baker Fentress; FINOVA Capital Corporation ("FINOVA Capital"); Oppenheimer & Co., Inc. ("Oppenheimer"); Endeavour Capital; Edward T. Hardy; Ted L. Snider, Sr.; Lawrence R. Wilson; Rio Bravo Enterprise Associates, L.P. ("Rio Bravo") and certain other parties, certain parties to the Voting Agreement have the right to designate the directors of Citadel Communications and the Company as follows: Baker Fentress has the right to designate one director, and has initially designated Scott E. Smith; Lawrence R. Wilson and Rio Bravo have the right to designate one director, and have initially designated Lawrence R. Wilson; Endeavour Capital has the right to designate one director, and has initially designated John E. von Schlegell; the Trustee under the Voting Trust Agreement has the right to designate one director, subject to certain restrictions, and has initially designated Patricia Diaz Dennis; and the persons who received shares of preferred stock of Citadel Communications in connection with the Company's acquisition of certain radio stations in Little Rock, Arkansas have the right to designate one director, and have


                                     III - 2
initially designated Ted L. Snider, Sr. Pursuant to the Voting Trust Agreement, the Trustee votes the shares of ABRY Broadcast Partners II, L.P. ("ABRY II"), and ABRY/Citadel Investment Partners, L.P. ("ABRY/CIP") in accordance with the relevant provisions of the Voting Agreement. Mr. Wilson owns all of the capital stock of Rio Bravo, Inc., the sole general partner of Rio Bravo.

        The rights and obligations of a shareholder or group of shareholders under the Voting Agreement terminate in relevant part either upon consummation of a sale of Citadel Communications' common stock, par value $0.001 per share (the "Common Stock"), in an underwritten public offering which, among other things, results in net cash proceeds to Citadel Communications of at least $25 million, or automatically upon the fifteenth anniversary date of the Voting Agreement, unless extended. The Voting Trust Agreement continues in effect until terminated upon written agreement of Citadel Communications and the holders of voting trust certificates which represent a majority of the shares held in the voting trust.


                                     III - 3

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation paid to the Company's Chief Executive Officer and each of the four persons who were executive officers of the Company during 1997 (collectively, the "Named Executives"). Information with respect to 1996 compensation is not given for Messrs. Proffitt and Hardy, as such persons did not begin service as an executive officer of the Company until 1997.

                                                        SUMMARY COMPENSATION TABLE

                                                            ANNUAL COMPENSATION                 LONG-TERM
                                                    -------------------------------------     COMPENSATION
                                                                                OTHER         ------------
                                                                                ANNUAL         SECURITIES
              NAME AND                                                       COMPENSATION      UNDERLYING       ALL OTHER
         PRINCIPAL POSITION           YEAR          SALARY      BONUS            (1)            OPTIONS       COMPENSATION
         ------------------           ----          ------      -----        ------------      ----------     ------------
Lawrence R. Wilson..................  1997         $341,256   $120,000(2)       - 0 -            - 0 -          $3,278(3)
   Chief Executive Officer and        1996          325,000     81,250(4)    $412,041(5)        150,000          2,786(3)
   President

Stuart R. Stanek....................  1997         $190,007   $ 30,000(2)       - 0 -            - 0 -          $2,529(6)
   Vice President and President of    1996          165,000     35,000(4)       - 0 -            24,000          2,553(6)
   theEast Region

Donna L. Heffner....................  1997         $140,535   $ 50,000(2)       - 0 -            - 0 -          $3,086(7)
   Vice President and Chief Financial 1996          120,000     20,000(4)       - 0 -            22,000          2,505(7)
   Officer

D. Robert Proffitt..................  1997         $192,211   $ 15,000(2)       - 0 -            - 0 -          $2,541(8)
   Vice President and President of
   Central Region

Edward T. Hardy.....................  1997         $150,000   $  5,000(2)       - 0 -            - 0 -          $1,026(9)
   Vice President and President of the
   West Region

----------

(1) In accordance with applicable regulations, the amounts set forth in this column do not include perquisites and other personal benefits received by the Named Executives unless the aggregate value of such perquisites and other benefits exceeded the lesser of $50,000 or 10% of the total salary and bonus reported for the Named Executive.

(2) Bonuses were earned in 1997, and paid in 1997 and 1998. Does not reflect bonuses earned in 1996, but paid in 1997.

(3) Represents the Company's contribution of $3,200 and $2,708 in 1997 and 1996, respectively, to the Company's 401(k) Plan, which contributions vest over five years, and the Company's payment of $78 in each year of premiums for term life insurance.

(4) Bonuses were earned in 1996, but paid in 1997. Does not reflect bonuses earned in 1995, but paid in 1996.

(5) Represents $3,404 for personal use of Company-provided vehicle and for goods and services received through the Company's trade agreements, and the forgiveness of $408,637 of indebtedness in 1996.



                                     III - 4

(6) Represents the Company's contribution of $2,451 and $2,475 in 1997 and 1996, respectively, to the Company's 401(k) Plan, which contributions vest over five years, and the Company's payment of $78 in each year of premiums for term life insurance.

(7) Represents the Company's contribution of $3,008 and $2,427 in 1997 and 1996, respectively, to the Company's 401(k) Plan, which contributions vest over five years, and the Company's payment of $78 in each year of premiums for term life insurance.

(8) Represents the Company's contribution of $2,463 in 1997 to the Company's 401(k) Plan, which contribution vests over five years, and the Company's payment of $78 of premiums for term life insurance.

(9) Represents the Company's contribution of $1,000 in 1997 to the Company's 401(k) Plan, which contribution vests over five years, and the Company's payment of $26 of premiums for term life insurance.

Stock Options. No stock options were granted to the Named Executives during the year ended December 31, 1997. The following table shows the number and value of unexercised stock options to purchase shares of Class A Common Stock, par value $0.001 per share, of Citadel Communications (the "Class A Common Stock") held by the Named Executives as of December 31, 1997. No options were exercised by the Named Executives in 1997.

                                  FISCAL YEAR END OPTION VALUES

                         NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                        UNDERLYING UNEXERCISED          IN-THE-MONEY
                                OPTIONS                  OPTIONS(1)
                                -------                  ----------
                       EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
                       -------------------------  -------------------------
Lawrence R. Wilson          111,410/135,906         $2,501,753/$1,998,761
Stuart R. Stanek             32,807/37,871             778,261/731,006
Donna L. Heffner             32,611/36,407             776,588/705,890
D. Robert Proffitt           24,005/33,337             549,960/602,822
Edward T. Hardy              38,363/29,600             773,172/379,768

-----------

(1) Assumes that the fair market value of each share of Class A Common Stock into which the options are exercisable is $30.00 which represents Citadel Communications' estimate of fair market value on December 31, 1997.

    In October 1993, Mr. Wilson was granted performance options to acquire up to an aggregate of 85,935 shares of Class A Common Stock at an exercise price per share of $2.91, which represented Citadel Communications' estimate of the fair market value of the shares on the date of grant. The options can be earned (17,187 shares per year) over a five-year period following the date of grant and expire on the earlier of ten years from the date granted or termination of employment. Vesting is dependent upon Citadel Communications achieving certain annual operating results. At December 31, 1997, the option was exercisable with respect to 51,561 shares, and, on January 1, 1998, the option vested with respect to an additional 17,187 shares. Such option has been transferred to Rio Bravo.

EMPLOYMENT AGREEMENT

    In June 1996, the Company entered into an employment agreement with Lawrence
R. Wilson which has an initial term ending in June 2001. Mr. Wilson's current annual base salary under the agreement is $358,313 which is to be increased by 5% in January of each year during the term of the agreement. The agreement also provides for an annual bonus calculated as a percentage of Mr. Wilson's base salary in effect at the end of the year and based on certain annual performance criteria of the Company.


                                     III - 5

    Mr. Wilson's employment with the Company will terminate upon Mr. Wilson's becoming permanently disabled or upon (i) a liquidation or dissolution of Citadel Communications, (ii) a sale, transfer or other disposition of all of the assets of the Company on a consolidated basis or (iii) any transaction or series of transactions whereby any person or entity other than ABRY II or its affiliates or affiliates of the Company, becomes the direct or indirect beneficial owner of securities of Citadel Communications or the Company representing 50% or more of the combined voting power of Citadel Communications' or the Company's then outstanding securities. In such event, Mr. Wilson or his beneficiary will be entitled to receive Mr. Wilson's then base salary through the end of the month in which the termination occurs. In addition, upon the affirmative vote or written consent of not less than 66 2/3% of the members of the Board of Directors of Citadel Communications (the "Citadel Board"), Mr. Wilson's employment may be terminated with or without cause. If any such termination is without cause, Mr. Wilson will be entitled to receive his then current base salary through the end of the then term of the employment agreement.

1996 EQUITY INCENTIVE PLAN

    Citadel Communications has adopted the 1996 Equity Incentive Plan (the "Plan") pursuant to which all employees of the Company are eligible to receive awards in the form of non-qualified options and incentive options to purchase Class A Common Stock, stock appreciation rights, restricted securities and other stock-based awards as determined by the Citadel Board. The Plan is administered by the Citadel Board, which determines the price and type of awards granted and the key managerial employees eligible to receive awards and the terms thereof, including vesting, all in a manner consistent with the Plan. The Citadel Board may delegate responsibility for administration of the Plan to a committee of the Citadel Board. The total number of shares of Class A Common Stock reserved and available for awards under the Plan (or which may be used to provide a basis of measurement for an award) is 526,824 shares. Shares subject to any option which terminates or expires unexercised will be available for subsequent grants. The exercise price of incentive stock options granted under the Plan is to be at least 100% of the fair market value of the Class A Common Stock on the date of grant (110% of the fair market value of the Class A Common Stock in the case of an incentive stock option to an individual who at the time of the grant owns more than 10% of the combined voting power of Citadel Communications' capital stock). The Citadel Board may provide that an optionee may pay for shares upon exercise of an option in cash or by check or by such other medium or by any combination of media as authorized by the Citadel Board. The grant of an option may be accompanied by a reload option, which gives an optionee who pays the exercise price of an option with shares of Class A Common Stock an additional option to acquire the same number of shares that was used to pay for the original option at an exercise price of not less than the fair market value of Class A Common Stock as of the reload option grant date. An unexercised option normally expires upon termination of employment, provided that the Citadel Board may permit the holder of the option to exercise it during the 90 days following termination. Under certain circumstances, including termination of employment upon retirement, disability or death, the option may be exercised during an extended period. In the event of termination of employment under certain circumstances following certain change in control events, an option generally may be exercised in full during the 90 days following termination. The Plan also provides for the grant of performance units and shares of restricted stock.

401(K) PLAN

    Effective in 1993, the Company adopted a 401(k) Savings Plan ("Retirement Plan") for the purpose of providing, at the option of the employee, retirement benefits to full-time employees of the Company and its subsidiaries who have been employed for a period of one year or longer. Contributions to the Retirement Plan are made by the employee and, on a voluntary basis, by the Company. The Company currently matches 100% of that part of the employee's deferred compensation which does not exceed 2% of such employee's salary.

    A contribution to the Retirement Plan of $298,623 was made during the year ended December 31, 1997.



                                     III - 6

DIRECTOR COMPENSATION

    Members of the Board of Directors, other than Patricia Diaz Dennis, are not currently compensated for their services as Board members. Each nonemployee director is reimbursed for travel and related expenses for attendance at Board and Committee meetings, and Ms. Dennis is entitled to receive an annual fee of $20,000 for services as a Board member. In addition, on November 25, 1997, Ms. Dennis was granted an immediately exercisable option to purchase 2,500 shares of Class A Common Stock of Citadel Communications at an exercise price of $30.00 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1997, Scott E. Smith, John E. von Schlegell and Patricia Diaz Dennis and former directors Mark A. Leavitt, William P. Sutter, Jr. and Royce Yudkoff were members of the Compensation Committee of the Citadel Board, which determines compensation matters for the Company. Such persons are or were also directors of the Company. Mr. Yudkoff is President of ABRY Holdings, Inc., the general partner of ABRY Capital, L.P., the general partner of ABRY II and ABRY/CIP.

    Investment Banking Relationships. Mark A. Leavitt, a director of the Company from 1992 to November 1997, is a Managing Director of Prudential Securities Incorporated, which has provided since 1996, and may in the future provide, investment banking services to the Company. Such services have been provided on terms customary in the industry. Prudential Securities Incorporated was an Initial Purchaser in the Company's July 1997 offerings of its 10-1/4% Senior Subordinated Notes due 2007 (the "Notes") and its 13-1/4% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock").

Registration Rights Agreement. Citadel Communications is a party to a Registration Rights Agreement, dated June 28, 1996, as amended (the "Registration Rights Agreement"), with Lawrence R. Wilson, Rio Bravo, ABRY II, ABRY/CIP, Baker Fentress, Bank of America National Trust and Savings Association ("Bank of America") (and certain of its employees and its affiliates), Oppenheimer, Edward T. Hardy, Endeavour Capital, Ted L. Snider, Sr. and others, which requires Citadel Communications to register their shares of Common Stock of Citadel Communications under the Securities Act of 1993, as amended (the "Securities Act"), for offer and sale to the public (including by way of an underwritten public offering), upon a one-time demand by such shareholders on or after the earlier of (i) the consummation of an initial public offering of Citadel Communications' Common Stock which is registered pursuant to the Securities Act or (ii) August 1, 2000, and which entitles such parties to join in any registration of equity securities of Citadel Communications.

    Securities Purchase and Exchange Agreement. Pursuant to a Securities Purchase and Exchange Agreement dated June 28, 1996, as amended (the "Securities Purchase and Exchange Agreement"), among Citadel Communications, the Company, ABRY II, ABRY/CIP, Baker Fentress, Oppenheimer, Endeavor Capital, Edward T. Hardy, Bank of America, Ted L. Snider, Sr. and certain other parties, a commitment was established (the "Facility A Commitment") by ABRY II and ABRY/CIP in favor of Citadel Communications for a revolving line of credit in the aggregate principal amount of $20.0 million and against which ABRY II and ABRY/CIP made pro rata advances (the "Facility A Advances"). At June 30, 1997, there were four Facility A Advances outstanding, the aggregate principal balance of which was approximately $12.8 million. Contemporaneously with the consummation of the July 1997 offerings of the Notes and the Exchangeable Preferred Stock, a portion of the proceeds was used to repay advances made to the Company by Citadel Communications with the proceeds of the Facility A Advances. Citadel Communications repaid the Facility A Advances concurrently with the closing of the offerings of the Notes and the Exchangeable Preferred Stock. Thereafter, the Facility A Commitment terminated and ABRY II and ABRY/CIP have no further obligation to make Facility A Advances.

    The Securities Purchase and Exchange Agreement provides that Citadel Communications and, to the extent applicable, its subsidiaries, including the Company, must enter into an agreement with each of its employees who


                                     III - 7
owns Citadel Communications equity securities providing (i) that any employee transfer of these equity securities (except for any made by Mr. Wilson) is subject to a Citadel Communications right of first refusal to purchase these equity securities at a price determined by a formula and (ii) that any payment or other consideration received by such employee in connection with any transaction resulting in a change of control of Citadel Communications or the Company including (a) certain employment agreements or consulting agreements,
(b) noncompetition agreements, (c) licenses or (d) forbearances of any kind, unless such payment does not exceed the price per share of Common Stock paid to non-employee holders of Common Stock, shall be deemed additional payment to Citadel Communications in the case of sale of the assets of Citadel Communications, or shall be payable to all holders of equity securities of Citadel Communications in the case of a merger or sale of part or all of the equity securities of Citadel Communications.

    Voting Trust Agreement. In 1997, the Company paid ABRY II (for the account of ABRY II and ABRY/CIP) $75,000 to defray the fees and expenses associated with the Voting Trust, including fees payable to the Trustee and the back-up trustees. Each of Christopher P. Hall, J. Walter Corcoran and Harlan A. Levy, former directors of the Company, served as either Trustee or a back-up trustee in 1997. For additional information concerning the Voting Trust Agreement, see
Item 10 under the caption "Board Composition and Governance Matters."

    Management Services and Consulting Agreement. In June 1996, the Company entered into a Management Services and Consulting Agreement with ABRY Partners, Inc. which was terminated in March 1997. Pursuant to the agreement, ABRY Partners, Inc. provided consultation to the Company's Board of Directors and management on business and financial matters. The Company paid $62,500 to ABRY Partners, Inc. under this agreement in 1997 and reimbursed ABRY Partners, Inc. for reasonable out-of-pocket costs and expenses. ABRY Partners, Inc. is an affiliate of ABRY II and ABRY/CIP.

        Stockholders Agreement. Citadel Communications is a party to a Second Amended and Restated Stockholders Agreement, dated June 28, 1996, as amended (the "Stockholders Agreement"), with ABRY II, ABRY/CIP, Baker Fentress, Oppenheimer, Bank of America, FINOVA Capital, Endeavour Capital, Lawrence R. Wilson, Claire Wilson, Rio Bravo, Edward T. Hardy, Ted L. Snider, Sr. and certain other shareholders of Citadel Communications (collectively, the "Shareholder Parties"). Pursuant to the Stockholders Agreement, the Shareholder Parties have the right of first refusal to purchase any equity securities issued by Citadel Communications or any of its subsidiaries, including the Company, other than Class A Common Stock or options to purchase Class A Common Stock issued to employees or directors pursuant to certain compensation plans, equity securities issued upon conversion of another class of equity securities or Common Stock issued in a registered public offering. Subject to certain exceptions, the Shareholder Parties, other than Lawrence and Claire Wilson and Rio Bravo, also have (i) the right of first refusal with respect to the shares of capital stock of Citadel Communications proposed to be transferred by the Wilsons or Rio Bravo, or (ii) the right to participate in any such transfer. Certain of the Shareholder Parties, including ABRY II, ABRY/CIP, Bank of America, Endeavour Capital, Mr. Hardy and Mr. Snider, have the right, under certain circumstances, to require Citadel Communications to purchase all or a portion of their shares of capital stock of Citadel Communications for a price determined in accordance with the Stockholders Agreement. In the event that Citadel Communications is unable to repurchase shares tendered by or on behalf of ABRY II or ABRY/CIP, such entities are entitled, among other things, to solicit offers and make presentations and proposals to prospective buyers of Citadel Communications and enter into negotiations and/or agreements regarding the potential sale of Citadel Communications. Citadel Communications also has the right, at its option, at any time commencing on August 1, 2000, to repurchase outstanding shares of its preferred stock and the warrants held by Bank of America to purchase shares of its Class B Common Stock, and, under certain circumstances, shares of Class A Common Stock, held by certain Shareholder Parties, for a price determined in accordance with the Stockholders Agreement. The foregoing provisions of the Stockholders Agreement terminate upon the consummation of a sale of Citadel Communications' Common Stock in an underwritten public offering which, among other things, results in receipt by Citadel Communications of net cash proceeds of at least $25.0 million.



                                     III - 8

    Donna L. Heffner, Stuart R. Stanek and D. Robert Proffitt, executive officers of the Company, and Michael J. Ahearn, a former director of the Company, have joined as parties with respect to certain provisions of the Stockholders Agreement.

    Deschutes Transactions. In connection with the acquisition of Deschutes, Citadel Communications entered into an Agreement Not to Compete with DVS Management, Inc. ("DVS"), the general partner of Endeavour Capital, a shareholder of Deschutes prior to its acquisition by Citadel Communications, pursuant to which DVS has agreed not to compete in radio broadcasting in any geographic area or market served or competed in by one or more of the Company's stations. In consideration for such agreement not to compete with the Company's stations, Citadel Communications paid DVS $100,000 in 1997 and is obligated to pay DVS $100,000 in 1998. John E. von Schlegell, a director of the Company, is President and a shareholder of DVS.




                                     III - 9

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Citadel Communications owns all of the currently issued and outstanding common stock of the Company and has pledged such common stock to secure its guaranty of indebtedness under the Credit Facility. No other capital stock of the Company currently possesses any voting rights.

    Citadel Communications is authorized to issue up to 53,831,234 shares of capital stock, par value $0.001 per share, consisting of 15,910,471 shares of Class A Common Stock, 156,933 shares of Class B Common Stock, 12,000,000 shares of Class C Common Stock (the "Class C Common Stock" and collectively with the Class A and Class B Common Stock, the "Common Stock") and 25,763,830 shares of preferred stock (the "Preferred Stock"), of which seven classes have been designated. As of February 9, 1998, there were issued and outstanding 1,065,487 shares of Common Stock and the following shares of Preferred Stock: 746,412 shares of Series A Convertible Redeemable Preferred, having a liquidation value of approximately $2.49 per share (the "Series A Preferred Stock"); 17,201 shares of Series B Convertible Redeemable Preferred Stock, having a liquidation value of approximately $2.91 per share (the "Series B Preferred Stock"); 2,130,587 shares of Series C Convertible Redeemable Preferred Stock, having a liquidation value of approximately $15.61 per share (the "Series C Preferred Stock"); 1,038,267 shares of Series D Convertible Redeemable Preferred Stock, having a liquidation value of approximately $15.61 per share (the "Series D Preferred Stock"); 482,729 shares of Series E Convertible Redeemable Preferred Stock, having a liquidation value of approximately $15.61 per share (the "Series E Preferred Stock"); 153,264 shares of Series F Convertible Redeemable Preferred Stock having a liquidation value of approximately $27.73 per share (the "Series F Preferred Stock") and 360,636 shares of Series G Convertible Redeemable Preferred Stock having a liquidation value of $27.73 per share (the "Series G Preferred Stock"). The Class A Common Stock, the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series E Preferred Stock, the Series F Preferred Stock and the Series G Preferred Stock are presently the only voting securities of Citadel Communications.

    The following table sets forth certain information as to the beneficial ownership of Citadel Communications' Series A, B, C, D, E, F and G Preferred Stock, as to the actual ownership of its Class C Common Stock and as to the actual and beneficial ownership of its Class A Common Stock, as of February 9, 1998, by (i) each person or group who is known to Citadel Communications to own beneficially more than 5% of any class of voting security of Citadel Communications, (ii) each director of the Company, (iii) each Named Executive and (iv) all directors and executive officers of the Company as a group. Except as indicated below, the persons named have sole voting and investment power with respect to all shares shown as being beneficially owned by them. The numbers of shares shown are rounded to the nearest whole share, and percentages are rounded to the nearest tenth of a percent.

                                                                                                                      CLASS A
                                          PREFERRED STOCK                         COMMON STOCK                     COMMON STOCK
                                       BENEFICIAL OWNERSHIP                     ACTUAL OWNERSHIP                BENEFICIAL OWNERSHIP
                                       --------------------                     ----------------                --------------------
                                SERIES OF    NO. OF      PERCENT OF  CLASS OF   NO. OF    PERCENT OF    NO. OF       PERCENT OF
             NAME               PREFERRED    SHARES         CLASS     COMMON    SHARES       CLASS     SHARES(a)      CLASS(a)
             ----               ---------    ------         -----     ------    ------       -----     ---------      --------
Lawrence R. Wilson(b)(c)(d).       --             --          --          A     756,225       77.8%     884,822          80.4%
1256 E. Dines Point Road
Greenbank, WA 98253
Edward T. Hardy(c)(d)(e)....        E         12,029          2.5%        A         364         *        50,756           5.0%
Stuart R. Stanek(d)(f)......       --             --          --          A      21,358        2.2%      57,925           5.7%
D. Robert Proffitt(d)(g)....       --             --          --          A      23,441        2.4%      50,406           5.0%
Donna L. Heffner(d)(h)......       --             --          --          A      12,184        1.3%      48,223           4.8%
Patricia Diaz Dennis........       --             --          --         --          --         --        2,500            *
Scott E. Smith(i)...........        A        746,412         100%        --          --         --      746,412          43.4%
John E. von Schlegell(j)....        E        482,729         100%        --          --         --      482,729          33.2%
Ted L. Snider, Sr.(c)(d)(k)         G        116,417        32.3%        --          --         --      116,417          10.7%
FINOVA Capital
Corporation(c)(d)...........       --             --          --          C      74,488        100%      74,488           7.1%



                                    III - 10

Dial Tower
Dial Corporate Center
Phoenix, AZ 85077
Baker, Fentress &
  Company(c)(d).............     A          746,412        100%         --            --           --           746,412        43.4%
200 West Madison
Suite 3510
Chicago, IL 60602
Mark A. Leavitt(l)..........     B            1,505        8.7%         --            --           --             1,505          *
Oppenheimer & Co.,
Inc.(c)(d)(m)...............     B           17,201        100%         --            --           --            17,201         1.7%
Oppenheimer Tower
World Financial Center
New York, NY 10281
Harlan A. Levy(n)...........     C        2,625,255(o)     100%         --            --           --         2,625,255(p)     73.0%
                                 D        1,038,267        100%
ABRY Broadcast Partners II,
L.P.(c)(d)..................     C        2,336,477(o)      89%         --            --           --         2,336,477(p)     70.6%
18 Newbury Street                D          924,057         89%
Boston, MA 02116
ABRY/Citadel Investment
Partners, L.P.(c)(d)........     C          288,778(o)      11%         --            --           --           288,778(p)     22.9%
18 Newbury Street                D          114,209         11%
Boston, MA 02116
The Endeavour Capital Fund
Limited Partnership(c)(d)(q)     E          482,729        100%         --            --           --           482,729        33.2%
4380 SW Macadam
Suite 460
Portland, OR 97201
Joseph P. Tennant(c)(d)(r)..     E           32,700        6.8%         --            --           --            32,700         3.3%
Philip J. Urso(c)(d)(s).....     F          153,264        100%         --            --           --           153,264        13.6%
Phillip Norton(c)(d)(t).....     F           21,277       13.9%         --            --           --            21,277         2.1%
Jane J. Snider(c)(d)........     G           40,571       11.3%         --            --           --            40,571         4.0%
Ted L. Snider, Jr.(c)(d)....     G          109,370       30.3%         --            --           --           109,370        10.1%
Calvin G. Arnold(c)(d)......     G           89,257       24.7%         --            --           --            89,257         8.4%
Bank of America National Trust
  and Savings Association(d)    --               --         --          --            --           --           156,933(u)     13.9%
All directors and...........     A          746,412        100%          A       813,572         84.0%        2,428,161        94.0%
executive officers as a group,
  including                      E          482,729        100%
persons named above (9
  persons)(v)                    G          116,417       32.3%

----------

*    Less than 1%

(a) The number of shares and percentages are calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on a shareholder by shareholder basis, assuming that each shareholder converted all securities owned by such shareholder that are convertible into Class A Common Stock, and that no other shareholder so converts. Accordingly, the number of shares and percentage figures assume the conversion of all Class B Common Stock and of all Series A, B, E, F and G Preferred Stock owned by such shareholder. This conversion is at the option of the holder within 60 days; provided, however, that the right of a holder to convert Class B Common Stock is subject to the occurrence of certain events. The number of shares and percentage figures also assume conversion of all Class C Common Stock and of all Series C and Series D Preferred Stock owned by such shareholder, to the full extent of such shareholder's right of conversion consistent with the limitations set forth in the Securities Purchase and Exchange Agreement. This conversion is at the option of the holder within 60 days, except for limitations on the exercise of conversion rights by certain shareholders owing to the terms of the Securities Purchase and Exchange Agreement. The effect of those limitations on the conversion rights of certain shareholders is discussed in footnote (o). The number of shares and percentage figures also include shares covered by options that are currently exercisable or that are exercisable within 60 days of February 9, 1998. The numbers and percentages of shares owned assume that such outstanding options have been exercised by such respective shareholders as follows (rounded to the nearest whole share): Patricia Diaz Dennis -- 2,500 shares; Edward T. Hardy -- 38,363 shares; Donna L. Heffner -- 36,039 shares; D. Robert Proffitt -- 26,965 shares; Stuart R. Stanek -- 36,567 shares; Lawrence R. Wilson -- 128,597 shares; and all directors and executive officers as a group -- 269,031 shares.

(b) Includes 756,225 shares of outstanding Class A Common Stock and 122,190 shares of Class A Common Stock which may be acquired upon exercise of options that are currently exercisable or that are exercisable within 60 days of February 9, 1998, which shares and options are held by Rio Bravo Enterprise Associates, L.P. ("Rio Bravo"). Mr. Wilson owns all of the capital stock of Rio Bravo, Inc., the sole general partner of Rio Bravo.



                                    III - 11

(c)  Represents shares subject to the Voting Agreement. See Item 10.

(d)  Represents shares subject to the Stockholders Agreement. See Item 11.

(e) The shares of Series E Preferred Stock owned by Mr. Hardy are subject to the Security Holder Agreement discussed in footnote (q).

(f)  Mr. Stanek's shares are jointly owned by Mr. Stanek and his spouse.

(g)  Mr. Proffitt's shares are jointly owned by Mr. Proffitt and his spouse.

(h)  Ms. Heffner's shares are jointly owned by Ms. Heffner and her spouse.

(i) Represents shares held by Baker Fentress, as described in the table and in footnotes (c) and (d). Mr. Smith is an Executive Vice President of Baker Fentress, and since 1989, has managed its private placement portfolio.

(j) Represents shares held by Endeavour Capital, as described in the table and in footnotes (c), (d) and (q). Mr. von Schlegell is the Managing Partner of Endeavour Capital.

(k) Does not include 40,571 shares of Series G Preferred Stock owned by Mr. Snider's spouse.

(l) Represents shares held of record by Oppenheimer for the benefit of Mr. Leavitt.

(m) Includes 1,505 shares held for the benefit of Mark A. Leavitt, as described in the table and footnote (l).

(n) Represents shares of Series C and Series D Preferred Stock held by Mr. Levy as Trustee under the Voting Trust Agreement. See footnote (o).

(o) The number of shares of Series C Preferred Stock assumes the conversion of 440,255 shares and 54,413 shares of Series D Preferred Stock into the same number of shares of Series C Preferred Stock by ABRY II and ABRY/CIP, respectively, such that ABRY II and ABRY/CIP collectively own 49% of the voting securities of Citadel Communications on an undiluted basis. The Securities Purchase and Exchange Agreement provides, subject to certain exceptions, that ABRY II and ABRY/CIP may hold in the aggregate no more than 49% of the voting securities of Citadel Communications on an undiluted basis. These shareholders currently hold an aggregate of approximately 44% of the voting securities of Citadel Communications on an undiluted basis, and 89% and 11%, respectively, of the Series C and the Series D Preferred Stock. The Series C and Series D Preferred Stock of these shareholders is held pursuant to the Voting Trust Agreement. By its terms, the Voting Trust Agreement shall continue in effect until terminated upon the written agreement of Citadel Communications and the holders of voting trust certificates which represent a majority of the shares held in the voting trust as determined in accordance with the Voting Trust Agreement.

     During the term of the Voting Trust Agreement, the Trustee has the right to vote the shares of stock subject to that Agreement (the "Voting Trust Shares"), and to take part in any shareholders' meetings, including the right to vote the Voting Trust Shares for the election of directors of Citadel Communications; provided, however, that the Trustee shall vote the Voting Trust Shares in the manner required by the Voting Agreement with respect to the matters covered by that Voting Agreement. The Trustee may assign his rights and delegate his obligations to a successor Trustee, who shall be appointed in the manner provided under the terms of the Voting Trust Agreement.

(p) Represents shares issuable upon conversion of shares of Series C and Series D Preferred Stock, assuming a current conversion ratio of 1-to-1. Such conversion is limited by the terms of the Securities Purchase and Exchange Agreement. See footnote (o).

(q) Includes 64,117 shares of Series E Preferred Stock held by various persons who, with Citadel Communications and Endeavour Capital, are parties to a Security Holder Agreement dated December 31, 1996. Pursuant to this Agreement, (i) Endeavour Capital is the sole and exclusive agent of these persons to act in any and all matters relating to the voting of such shares in any manner not inconsistent with the provisions of the Stockholders Agreement and the Voting Agreement, and (ii) Endeavour Capital has the sole and exclusive power and authority to exercise all rights and remedies on behalf of these persons under the Stockholders Agreement, the Voting Agreement, and the Registration Rights Agreement.

(r) The shares of Series E Preferred Stock owned by Mr. Tennant are subject to the Security Holder Agreement discussed in footnote (q).

(s) Includes 32,907 shares of Series F Preferred Stock held by various persons who, with Citadel Communications and Mr. Urso, are parties to a Security Holders Agreement dated September 26, 1997. Pursuant to this Agreement, (i) Mr. Urso


                                    III - 12
     is the sole and exclusive agent of these persons to act in any and all matters relating to the voting of such shares in any manner not inconsistent with the provisions of the Stockholders Agreement and the Voting Agreement, and (ii) Mr. Urso has the sole and exclusive power and authority to exercise all rights and remedies on behalf of these persons under the Stockholders Agreement, the Voting Agreement and the Registration Rights Agreement. Also includes 118,103 shares of Series F Preferred Stock held by a trust of which Mr. Urso and his spouse are beneficiaries, and which shares are also subject to the Security Holders Agreement referenced in the preceding sentence.

(t) The shares of Series F Preferred Stock owned by Mr. Norton are subject to the Security Holder Agreement discussed in footnote (s).

(u) Represents 138,101 shares of Class B Common Stock issuable upon the exercise of certain warrants issued pursuant to the Senior Subordinated Note and Warrant Purchase Agreement dated as of October 1, 1993 among Citadel Communications, the Company, Bank of America and certain other parties. Also includes 18,832 shares of Class B Common Stock held by various individuals who, with Citadel Communications, the Company and Bank of America, are parties to a Second Amended and Restated Security Holder Agreement dated June 28, 1996. Pursuant to this Agreement, (i) Bank of America is the sole and exclusive agent of such individuals to act in any and all matters relating to the voting of such shares in any manner not inconsistent with the provisions of the Stockholders Agreement and the Voting Agreement and (ii) Bank of America has the sole and exclusive power and authority to exercise all rights and remedies on behalf of these individuals under the Stockholders Agreement, the Voting Agreement, and the Registration Rights Agreement.

(v)  Includes the shares discussed in footnotes (b), (i), (j) and (q).



                                    III - 13

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SALE AND LEASEBACK OF AIRPLANE

    In December 1995, the Company sold to Wilson Aviation, L.L.C., a company owned by Mr. Wilson and his spouse, an airplane formerly owned by the Company, for a cash purchase price of approximately $1.3 million. Contemporaneously with the sale of the airplane, the Company entered into an agreement to lease the airplane from Wilson Aviation, L.L.C. from December 29, 1995 to December 31, 2001. Under the terms of the lease, the Company is required to pay monthly rent in the amount of $17,250 and, in addition, to bear all of the costs of the maintenance, repair and operation of the airplane during the term of the lease. The sale and leaseback were not independently established in an arm's length transaction; however, the transaction was reviewed and approved by the Company's senior lender and the Company believes, based upon such review, that the terms of the transaction are reasonable.

LITTLE ROCK AND PROVIDENCE ACQUISITIONS

    Ted L. Snider, Sr., who became a director of the Company in November 1997, and his spouse were the shareholders of Snider Corporation and, in connection with the Company's acquisition of Snider Corporation and certain other assets from Mr. Snider and his spouse in October 1997, Mr. Snider and his spouse received approximately $7.4 million in cash and approximately $4.5 million in shares of Series G Preferred Stock of Citadel Communications. Mr. Snider's son and nephew, Calvin Arnold, were principal shareholders of Snider Broadcasting Corporation ("Snider Broadcasting") and of CDB Broadcasting Corporation ("CDB") and, in connection with the Company's acquisition of Snider Broadcasting and certain assets from CDB in October 1997, they received approximately $5.5 million in shares of a newly created series of preferred stock of Citadel Communications. In addition, the Company repaid approximately $2.6 million of indebtedness of Snider Broadcasting and CDB received approximately $4.9 million in cash. Mr. Arnold is employed by the Company as General Manager of the Company's radio stations in the Little Rock area.

    Prior to its acquisition by the Company, Snider Corporation transferred to Mr. Snider and his spouse its rights to operate under an LMA an FM radio station under construction. Accordingly, the cash portion of the purchase price for Snider Corporation was reduced by $100,000. Because a designated third party did not take an assignment and assume the Sniders' rights under the LMA, the Company accepted an assignment of the LMA and paid the Sniders $100,000.

    Effective June 2, 1997, the Company began operating the radio stations formerly owned by Snider Corporation, Snider Broadcasting and CDB under LMAs under which an aggregate of approximately $823,000 was paid by the Company to such entities.

    Philip Urso and Phillip Norton, each of whom acquired ownership of more than 5% of the outstanding shares of Series F Preferred Stock of Citadel Communications in connection with the Company's September 1997 acquisition of WXEX-FM and related assets in Providence, Rhode Island, are employed by the Company as General Manager and Director of Sales, respectively, for the Company's Providence stations. Mr. Urso and certain of his family members were shareholders of Bear Broadcasting Company ("Bear"), which sold WHKK- FM to the Company in November 1997 for approximately $4.0 million in cash. From September 15, 1997 until the acquisition of WHKK-FM, the Company operated WHKK-FM under an LMA pursuant to which the Company reimbursed Bear an aggregate of approximately $17,000 for certain costs and expenses of station operation.




                                    III - 14

INTER-COMPANY TRANSACTIONS

     Citadel Communications owns all of the issued and outstanding common stock of the Company. In addition to sharing certain corporate overhead expenses, the following material inter-company transactions occurred during 1997. Citadel Communications advanced an aggregate of approximately $12.8 million to the Company in connection with certain radio station acquisitions. The Company repaid this amount in July 1997 with proceeds from its offering of the Notes and the Exchangeable Preferred Stock. As of January 1, 1997, Citadel Communications acquired Deschutes, and in June 1997, Deschutes was merged with and into the Company in the Subsidiary Merger. Citadel Communications issued an aggregate of 513,900 shares of its preferred stock valued at approximately $14.3 million as part of the purchase price in connection with the Company's September 1997 acquisition of certain radio stations and related assets in Providence, Rhode Island and the Company's October 1997 acquisition of certain radio stations and related assets in Little Rock, Arkansas. Citadel Communications also continued to guarantee obligations under the Company's Credit Facility.

    See also Item 11 under the caption "Compensation Committee Interlocks and Insider Participation."



                                    III - 15

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements -- The following Consolidated Financial Statements of Citadel Broadcasting Company and subsidiary are filed as part of this report in Item 8:

                                                                                        Page
                                                                                        ----
         Report of Independent Accountants                                              II-10

         Audited Consolidated Financial Statements:
                 Consolidated Balance Sheets as of December 31, 1996 and 1997           II-11

                 Consolidated Statement of Operations for the years ended
                  December 31, 1995, 1996 and 1997                                      II-13

                 Consolidated Statement of Shareholder's Equity for
                  the years ended December 31, 1995, 1996 and 1997                      II-14

                 Consolidated Statement of Cash Flows for the years ended
                  December 31, 1995, 1996 and 1997                                      II-15

                 Notes to Consolidated Financial Statements                             II-17

(a)(2)   Financial Statement Schedules --

         Schedule II: Valuation and Qualifying Accounts. Information required by Schedule II is included in the Notes to the Company's Consolidated Financial Statements as Note 19.

(a)(3) Exhibits -- The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

(b) Reports on Form 8-K -- No Report on Form 8-K was filed by Citadel Broadcasting Company during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Citadel Broadcasting Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    CITADEL BROADCASTING COMPANY

Date:  March 27, 1998                               By: /s/ LAWRENCE R. WILSON
     ----------------                                   ----------------------
                                                        Lawrence R. Wilson
                                                        Chairman of the Board
                                                        Chief Executive Officer
                                                        and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Citadel Broadcasting Company and in the capacities and on the dates indicated.

                  Signatures                                           Title                                            Date
                  ----------                                           -----                                            ----

  /s/ LAWRENCE R. WILSON                             Chairman of the Board, Chief Executive Officer                   March 27, 1998
--------------------------------------------         and President (Principal Executive Officer)
Lawrence R. Wilson


  /s/ DONNA L. HEFFNER                               Vice President and Chief Financial Officer                       March 27, 1998
--------------------------------------------         (Principal Financial and Accounting Officer)
Donna L. Heffner


  /s/ PATRICIA DIAZ DENNIS                           Director                                                         March 27, 1998
--------------------------------------------
Patricia Diaz Dennis

  /s/ SCOTT E. SMITH
--------------------------------------------         Director                                                         March 27, 1998
Scott E. Smith


  /s/ JOHN E. VON SCHLEGELL                          Director                                                         March 27, 1998
--------------------------------------------
John E. von Schlegell

  /s/ TED L. SNIDER, SR.
--------------------------------------------         Director                                                         March 27, 1998
Ted L. Snider, Sr.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
        SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


No annual report to security holders covering the Company's last fiscal year, other than this Form 10-K, and no proxy statement, form of proxy or other proxy soliciting material relating to an annual or other meeting of security holders has been sent or is expected to be sent to the Company's security holders.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                           Description of Exhibit
------                           ----------------------


2.1 Stock Purchase Agreement dated September 29, 1997 among Pacific Northwest Broadcasting Corporation, Wilson Properties, L.P. and Citadel Broadcasting Company (incorporated by reference to Exhibit
              2.1 to Citadel Broadcasting Company's Registration Statement No. 333- 36771 on Form S-4).

2.2 Asset Purchase Agreement dated September 29, 1997 among Wilson Group, LLC, Citadel Broadcasting Company and Citadel License, Inc. (incorporated by reference to Exhibit 2.2 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

2.3 Asset Purchase Agreement dated as of July 15, 1997 among Maranatha Broadcasting Company, Inc., Citadel Broadcasting Company and Citadel License, Inc. (relating to WFMZ-FM) (incorporated by reference to Exhibit 2.3 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

2.4 Asset Purchase Agreement dated as of July 15, 1997 among Maranatha Broadcasting Company, Inc., Citadel Broadcasting Company and Citadel License, Inc. (relating to WEST-AM) (incorporated by reference to Exhibit 2.4 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

2.5 Merger Agreement dated as of June 2, 1997 among Snider Corporation, Ted L. Snider, Sr., Jane J. Snider, Citadel Communications Corporation and Citadel Broadcasting Company (incorporated by reference to Exhibit 2.5 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

2.6 Merger Agreement dated as of June 2, 1997 among Snider Broadcasting Corporation, Ted L. Snider, Jr., Calvin G. Arnold, Citadel Communications Corporation and Citadel Broadcasting Company (incorporated by reference to Exhibit 2.6 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

2.7 Asset Purchase Agreement dated as of June 2, 1997 among CDB Broadcasting Corporation, CDB License Corporation and Citadel Broadcasting Company (incorporated by reference to Exhibit 2.7 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

2.8 Agreement of Purchase and Sale dated March 17, 1997 by and among Tele-Media Broadcasting Company, Tele-Media Broadcasting Company of Centre Region, Tele-Media Broadcasting Holding Corporation and their respective shareholders and Citadel Broadcasting Company and Citadel Communications Corporation (incorporated by reference to
              Exhibit 10.19 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

3(i)(a) Restated Articles of Incorporation of Citadel Broadcasting Company (incorporated by reference to Exhibit 3(i)(a) to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

3(i)(b) Amendment to Certificate of the Designations, Voting Powers Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions

Exhibit
Number                         Description of Exhibit
------                         ----------------------

              of the 13 1/4% Series A Exchangeable Preferred Stock and the 13 1/4% Series B Exchangeable Preferred Stock of Citadel Broadcasting Company (incorporated by reference to Exhibit 3(i)(b) to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

3(ii) Bylaws of Citadel Broadcasting Company, as amended (incorporated by reference to Exhibit 3(ii)(a) to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

4.1 Indenture dated as of July 1, 1997 among Citadel Broadcasting Company, Citadel License, Inc. and The Bank of New York, as Trustee, with the forms of 10 1/4% Senior Subordinated Notes due 2007 and 10 1/4% Series B Senior Subordinated Notes due 2007 included therein (incorporated by reference to Exhibit 4.1 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

4.2 Indenture dated as of July 1, 1997 among Citadel Broadcasting Company, Citadel License, Inc. and The Bank of New York, as Trustee, with the forms of 13 1/4% Exchange Debentures due 2009 and 13 1/4% Series B Exchange Debentures due 2009 included therein (incorporated by reference to Exhibit 4.2 to Citadel Broadcasting Company's Registration Statement No. 333- 36771 on Form S-4).

4.3 Amendment to Certificate of the Designations, Voting Powers Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of the 13 1/4% Series A Exchangeable Preferred Stock and the 13 1/4% Series B Exchangeable Preferred Stock of Citadel Broadcasting Company (incorporated by reference to Exhibit 3(i)(b) to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

9 Amended and Restated Voting Trust Agreement dated as of October 15, 1997 among Citadel Communications Corporation, ABRY Broadcast Partners II, L.P., ABRY/Citadel Investment Partners, L.P., Harlan Levy as Trustee, and J. Walter Corcoran and Christopher Hall (incorporated by reference to Exhibit 9 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.1*         Employment Agreement dated as of June 28, 1996 among Lawrence R.
              Wilson, Citadel Broadcasting Company and Citadel Communications Corporation (incorporated by reference to Exhibit 10.1 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.2* Citadel Communications Corporation 1996 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Citadel Broadcasting Company's Registration Statement No. 333- 36771 on Form S-4).

10.3* Citadel Communications Corporation Nonqualified Stock Option Agreement made and entered into as of June 28, 1996 between Citadel Communications Corporation and Lawrence R. Wilson (incorporated by reference to Exhibit 10.3 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.4* Form of Citadel Communications Corporation Stock Option Agreement for grants effective as of December 21, 1994 (incorporated by reference to Exhibit 10.4 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

Exhibit
Number                              Description of Exhibit
------                              ----------------------

10.5* Form of Citadel Communications Corporation Stock Option Agreement for grants effective as of February 21, 1994 (incorporated by reference to Exhibit 10.5 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.6 Joint Sales Agreement dated as of December 15, 1995 among Pourtales Radio Partnership, Pourtales Holdings, Inc., Springs Radio, Inc., KVUU/KSSS, Inc. and Citadel Broadcasting Company (incorporated by reference to Exhibit 10.6 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.7 Securities Purchase and Exchange Agreement dated as of June 28, 1996 among Citadel Communications Corporation, Citadel Broadcasting Company, ABRY Broadcast Partners II, L.P., ABRY/Citadel Investment Partners, L.P., Baker, Fentress & Company, Bank of America Illinois, Oppenheimer & Co., Inc., Christopher J. Perry, Robert F. Perille, M. Ann O'Brien, Ford S. Bartholow, Jeffrey M. Mann, Matthew W. Clary, and Thomas E. Pelt, Jr. (incorporated by reference to Exhibit 10.7 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.8 First Amendment to the Securities Purchase Agreement dated as of December 31, 1996 among Citadel Communications Corporation, Citadel Broadcasting Company, Deschutes Acquisition Corporation, ABRY Broadcast Partners II, L.P., ABRY/Citadel Investment Partners, L.P., Baker, Fentress & Company, Oppenheimer & Co., Inc., Bank of America Illinois, Christopher J. Perry, Robert F. Perille, M. Ann O'Brien, Ford S. Bartholow, Jeffrey M. Mann, Matthew W. Clary, Sheryl E. Bartol, Andrea P. Joselit, The Endeavour Capital Fund Limited Partnership, Joseph P. Tennant, The Schafbuch Family Trust u/a/d 2-15-94, Babson Capital Partners Limited Partnership, Tal Johnson, Edward T. Hardy and Ralph W. McKee (incorporated by reference to Exhibit 10.8 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.9 Second Amendment to the Securities Purchase and Exchange Agreement dated as of March 17, 1997 among Citadel Communications Corporation, Citadel Broadcasting Company, Deschutes Acquisition Corporation, ABRY Broadcast Partners II, L.P., ABRY/Citadel Investment Partners, L.P., Baker, Fentress & Company, Oppenheimer & Co., Inc., Bank of America Illinois, Christopher J. Perry, Robert F. Perille, M. Ann O'Brien, Ford S. Bartholow, Jeffrey M. Mann, Matthew W. Clary, Sheryl E. Bartol, Andrea P. Joselit, The Endeavour Capital Fund Limited Partnership, Joseph P. Tennant, The Schafbuch Family Trust u/a/d 2-15-94, Babson Capital Partners Limited Partnership, Tal Johnson, Edward T. Hardy and Ralph W. McKee (incorporated by reference to Exhibit 10.9 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.10 Third Amendment to the Securities Purchase and Exchange Agreement dated as of September 26, 1997 among Citadel Communications Corporation, Citadel Broadcasting Company, Deschutes Acquisition Corporation, ABRY Broadcast Partners II, L.P., ABRY/Citadel Investment Partners, L.P., Baker, Fentress & Company, Oppenheimer & Co., Inc., Bank of America National Trust and Savings Association, Christopher J. Perry, Robert F. Perille, M. Ann O'Brien, Ford S. Bartholow, Jeffrey M. Mann, Matthew W. Clary, Sheryl E. Bartol, Andrea P. Joselit, The Endeavor Capital Fund Limited Partnership, Joseph P. Tennant, The Schafbuch Family Trust u/a/d 2-15-94, Babson Capital Partners Limited Partnership, Tal Johnson, Edward T. Hardy, Ralph W. McKee, Philip J. Urso, Phillip Norton, Richard Poholek, Karen Kutniewski, Thomas Jenkins, Jeff Thompson, Pat Bowen, Mark Urso, M. Linda Urso

Exhibit
Number                              Description of Exhibit
------                              ----------------------

              and Juliet Rice (incorporated by reference to Exhibit 10.10 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.11 Second Amended and Restated Stockholders Agreement dated as of June 28, 1996, among Citadel Communications Corporation, Baker, Fentress & Company, Bank of America Illinois, Christopher J. Perry, Robert F. Perille, M. Ann O'Brien, Ford S. Bartholow, Jeffrey M. Mann, Matthew W. Clary, Thomas E. Van Pelt, Jr., ABRY Broadcast Partners II, L.P., ABRY Citadel Investment Partners, L.P., Oppenheimer & Co., Inc., Finova Capital Corporation, Lawrence R. Wilson, Claire Wilson, Donna L. Heffner and Stuart Stanek (incorporated by reference to Exhibit 10.11 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.12 First Amendment to the Second Amended Stockholders Agreement dated as of December 31, 1996 among Citadel Communications Corporation, ABRY Broadcast Partners II, L.P., ABRY/Citadel Investment Partners, L.P., Baker, Fentress & Company, Oppenheimer & Co., Inc., Bank of America Illinois, Christopher J. Perry, Robert F. Perille, M. Ann O'Brien, Ford S. Bartholow, Jeffrey M. Mann, Matthew W. Clary, Sheryl E. Bartol, Andrea P. Joselit, Finova Capital Corporation, The Endeavour Capital Fund Limited Partnership, Joseph P. Tennant, The Schafbuch Family Trust u/a/d 2-15-94, Babson Capital Partners Limited Partnership, Tal Johnson, Edward T. Hardy, Ralph W. McKee, Lawrence R. Wilson and Claire Wilson (incorporated by reference to Exhibit 10.12 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.13 Second Amendment to the Second Amended and Restated Stockholders Agreement dated as of March 17, 1997 among Citadel Communications Corporation, ABRY Broadcast Partners II, L.P., ABRY/Citadel Investment Partners, L.P., Baker, Fentress & Company, Oppenheimer & Co., Inc., Bank of America Illinois, Christopher J. Perry, Robert F. Perille, M. Ann O'Brien, Ford S. Bartholow, Jeffrey M. Mann, Matthew W. Clary, Sheryl E. Bartol, Andrea P. Joselit, Finova Capital Corporation, The Endeavour Capital Fund Limited Partnership, Joseph P. Tennant, The Schafbuch Family Trust, Babson Capital Partners Limited Partnership, Tal Johnson, Edward T. Hardy, Ralph W. McKee, Lawrence R. Wilson and Claire Wilson (incorporated by reference to Exhibit 10.13 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.14 Third Amendment to the Second Amended and Restated Stockholders Agreement dated as of September 26, 1997 among Citadel Communications Corporation, ABRY Broadcast Partners II, L.P., ABRY/Citadel Investment Partners, L.P., Baker, Fentress & Company, Oppenheimer & Co., Inc., Bank of America National Trust and Savings Association, Christopher J. Perry, Robert F. Perille, M. Ann O'Brien, Ford S. Bartholow, Jeffrey M. Mann, Matthew W. Clary, Sheryl E. Bartol, Andrea P. Joselit, Finova Capital Corporation, The Endeavour Capital Fund Limited Partnership, Joseph P. Tennant, The Schafbuch Family Trust, Babson Capital Partners Limited Partnership, Tal Johnson, Edward T. Hardy, Ralph W. McKee, Philip
              J. Urso, Phillip Norton, Richard Poholek, Karen Kutniewski, Thomas Jenkins, Jeff Thompson, Pat Bowen, Mark Urso, M. Linda Urso, Juliet Rice, Lawrence R. Wilson and Claire Wilson (incorporated by reference to Exhibit 10.14 to Citadel Broadcasting Company's Registration Statement No.
              333-36771 on Form S-4).

10.15 Fourth Amended and Restated Voting Agreement dated as of October 15, 1997 among Citadel Communications Corporation, ABRY Broadcast Partners II, L.P., Baker Fentress & Company,

Exhibit
Number                              Description of Exhibit
------                              ----------------------

              Finova Capital Corporation, Oppenheimer & Co., Inc., The Endeavour Capital Fund Limited Partnership, Joseph P. Tennant, The Schafbuch Family Trust, Babson Capital Partners Limited Partnership, Tal Johnson, Edward T. Hardy, Ralph W. McKee, Philip J. Urso, Phillip Norton, Richard Poholek, Karen Kutniewski, Thomas Jenkins, Jeff Thompson, Pat Bowen, Mark Urso, M. Linda Urso, Juliet Rice, Ted L. Snider, Sr., Jane L. Snider, Ted L. Snider, Jr., Calvin Arnold, Lawrence R. Wilson and Claire Wilson (incorporated by reference to
              Exhibit 10.15 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.16 Fourth Amendment to the Securities Purchase and Exchange Agreement dated as of October 15, 1997 among Citadel Communications Corporation, Citadel Broadcasting Company, Deschutes Acquisition Corporation, ABRY Broadcast Partners II, L.P., ABRY/Citadel Investment Partners, L.P., Baker Fentress & Company, Oppenheimer & Co., Inc., Bank of America National Trust and Savings Association, Christopher J. Perry, Robert F. Perille, M. Ann O'Brien, Ford S. Bartholow, Jeffrey M. Mann, Matthew W. Clary, Sheryl E. Bartol, Andrea P. Joselit, The Endeavour Capital Fund Limited Partnership, Joseph P. Tennant, The Schafbuch Family Trust u/a/d 2-15-94, Babson Capital Partners Limited Partnership, Tal Johnson, Edward
              T. Hardy, Ralph W. McKee, Philip J. Urso, Phillip Norton, Richard Poholek, Karen Kutniewski, Thomas Jenkins, Jeff Thompson, Pat Bowen, Mark Urso, M. Linda Urso, Juliet Rice, Ted L. Snider, Sr., Jane J. Snider, Ted L. Snider, Jr., and Calvin G. Arnold (incorporated by reference to Exhibit 10.16 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.17 Fourth Amendment to the Second Amended and Restated Stockholders Agreement dated as of October 15, 1997 among Citadel Communications Corporation, ABRY Broadcast Partners II, L.P., ABRY/Citadel Investment Partners, L.P., Baker Fentress & Company, Oppenheimer & Co., Inc., Bank of America National Trust and Savings Association, Christopher J. Perry, Robert F. Perille, M. Ann O'Brien, Ford S. Bartholow, Jeffrey M. Mann, Matthew W. Clary, Sheryl E. Bartol, Andrea P. Joselit, The Endeavour Capital Fund Limited Partnership, Joseph P. Tennant, The Schafbuch Family Trust, Finova Capital Corporation, Babson Capital Partners Limited Partnership, Tal Johnson, Edward T. Hardy, Ralph W. McKee, Philip
              J. Urso, Phillip Norton, Richard Poholek, Karen Kutniewski, Thomas Jenkins, Jeff Thompson, Pat Bowen, Mark Urso, M. Linda Urso, Juliet Rice, Ted L. Snider, Sr., Jane J. Snider, Ted L. Snider, Jr., Calvin G. Arnold, Lawrence R. Wilson and Claire Wilson (incorporated by reference to Exhibit 10.17 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.18 Amended and Restated Loan Agreement dated as of July 3, 1997 among Citadel Broadcasting Company, Citadel License, Inc., FINOVA Capital Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.18 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.19 Agreement of Purchase and Sale dated March 17, 1997 by and among Tele-Media Broadcasting Company, Tele-Media Broadcasting Company of Centre Region, Tele-Media Broadcasting Holding Corporation and their respective shareholders and Citadel Broadcasting Company and Citadel Communications Corporation (incorporated by reference to
              Exhibit 10.19 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.20 Agreement Not to Compete made as of December 31, 1996 between DVS Management Inc. and Citadel Communications Corporation (incorporated by reference to Exhibit 10.20 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

Exhibit
Number                              Description of Exhibit
------                              ----------------------

10.21 Purchase Agreement dated June 30, 1997 by and among Citadel Broadcasting Company, Citadel Communications Corporation, Prudential Securities Incorporated, NationsBanc Capital Markets, Inc., and BancBoston Securities Inc. (incorporated by reference to
              Exhibit 10.21 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.22 Notes Registration Rights Agreement dated as of July 3, 1997 among Citadel Broadcasting Company, Citadel License, Inc., Prudential Securities Incorporated, NationsBanc Capital Markets, Inc. and BancBoston Securities, Inc. (incorporated by reference to Exhibit
              10.22 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.23 Preferred Stock Registration Rights Agreement dated as of July 3, 1997 among Citadel Broadcasting Company, Citadel License, Inc., Prudential Securities Incorporated, NationsBanc Capital Markets, Inc. and BancBoston Securities, Inc. (incorporated by reference to
              Exhibit 10.23 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.24* Deschutes Option Exchange Agreement dated as of December 31, 1996 by and between Citadel Communications Corporation and Edward T. Hardy (incorporated by reference to Exhibit 10.24 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.25* Deschutes Option Exchange Agreement dated as of December 31, 1996 by and between Citadel Communications Corporation and Edward T. Hardy (incorporated by reference to Exhibit 10.25 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.26* Form of Citadel Communications Corporation Stock Option Agreement for grants effective as of January 1, 1996.

21 Subsidiaries of Citadel Broadcasting Company (incorporated by reference to Exhibit 21 to Citadel Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

27            Financial Data Schedule

--------------------------------
*             Management contract or management compensatory plan or arrangement