Form 10-Q
period 1998-03-31
CITADEL BROADCASTING CO
filed 1998-05-13
CIK 1042742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------    --------------

                        Commission file number: 333-36771

                          CITADEL BROADCASTING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                86-0703641
----------------------------------------      -----------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

    140 South Ash Avenue, Tempe, Arizona                 85281
----------------------------------------      -----------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:      (602) 731-5222
                                                   --------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

     As of April 24, 1998, there were 40,000 shares of common stock, $.001 par value per share, outstanding.

                          Citadel Broadcasting Company

                                    Form 10-Q
                                 March 31, 1998

                                      Index

Part I                                                                                    Page
                                                                                          ----
         Item 1 -   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .   3

         Item 2 -   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations. . . . . . . . . . . . . . . . . . . . .    8

Part II

         Item 1 -   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .  10

         Item 2 -   Changes in Securities and Use of Proceeds . . . . . . . . . . . . . .   10

         Item 5 -   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .   10

         Item 6 -   Exhibits and Reports on Form 8-K ........ . . . . . . . . . . . . . .   11

                   CITADEL BROADCASTING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,         MARCH 31,
                                                                                1997                1998
                                                                            -------------      -------------
                                                                                                (UNAUDITED)
                                                  ASSETS
Current assets:
     Cash and cash equivalents                                              $   7,684,991      $   2,792,033
     Cash held in escrow                                                          718,561                 --
     Accounts receivable, less allowance for doubtful
          accounts of $808,942 in 1997 and $1,001,643 in 1998                  25,744,137         24,317,915
     Notes receivable from related parties                                        246,455            269,608
     Prepaid expenses                                                           1,532,227          2,271,302
                                                                            -------------      -------------
              Total current assets                                             35,926,371         29,650,858

Property and equipment, net                                                    35,242,284         37,103,472
Intangible assets, net                                                        268,689,516        286,005,832
Deposits for pending acquisitions                                                 650,000                 --
Other assets                                                                    3,664,123          3,633,078
                                                                            -------------      -------------
                                                                            $ 344,172,294      $ 356,393,240
                                                                            =============      =============

                                   LIABILITIES AND SHAREHOLDER'S EQUITY


Current liabilities:
     Accounts payable                                                       $   4,001,194      $   2,185,289
     Accrued liabilities                                                        9,060,129          8,215,588
     Current maturities of other long-term obligations                            271,352            304,009
                                                                            -------------      -------------
              Total current liabilities                                        13,332,675         10,704,886

Notes payable, less current maturities                                         90,084,059        107,084,058
Senior subordinated notes payable                                              98,331,117         98,373,254
Other long-term obligations, less current maturities                            1,012,649            894,629
Deferred tax liability                                                         23,270,338         26,283,502

Exchangeable preferred stock                                                  102,009,531        105,581,675

Shareholder's equity:
     Common stock, $.001 par value; authorized 136,300
        shares, issued and outstanding 40,000 shares                                   40                 40

     Additional paid-in capital                                                42,296,316         38,750,505

     Accumulated deficit                                                      (26,164,431)       (31,279,309)
                                                                            -------------      -------------
              Total shareholder's equity                                       16,131,925          7,471,236
                                                                            -------------      -------------

                                                                            $ 344,172,294      $ 356,393,240
                                                                            =============      =============


          See accompanying notes to consolidated financial statements.

                          CITADEL BROADCASTING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------
                                                              1997              1998
                                                          ------------      ------------
Gross broadcasting revenue                                $ 16,071,222      $ 31,070,596
    Less agency commissions                                 (1,565,626)       (2,931,392)
                                                          ------------      ------------
       Net broadcasting revenue                             14,505,596        28,139,204

Operating expenses:
    Station operating expenses                              11,276,722        21,897,467
    Depreciation and amortization                            2,524,430         5,946,338
    Corporate general and administrative                       750,446         1,117,733
                                                          ------------      ------------
       Operating expenses                                   14,551,598        28,961,538

Operating loss                                                 (46,002)         (822,334)

Nonoperating expenses (income):
    Interest expense                                         1,953,776         4,759,308
    Other (income) expense, net                                (10,949)          (37,358)
                                                          ------------      ------------
       Nonoperating expenses, net                            1,942,827         4,721,950

Loss before income taxes                                    (1,988,829)       (5,544,284)

Deferred income tax (benefit)                                  (35,056)         (429,406)
                                                          ------------      ------------

Net loss                                                    (1,953,773)       (5,114,878)


Dividend requirement for exchangeable preferred stock               --         3,572,347
                                                          ------------      ------------

Net loss applicable to common shares                      $ (1,953,773)     $ (8,687,225)
                                                          ============      ============

Basic and diluted net loss per common share               $     (48.84)          (217.18)
                                                          ============      ============

Weighted average common shares outstanding
                                                                40,000            40,000
                                                          ============      ============


          See accompanying notes to consolidated financial statements.

                   CITADEL BROADCASTING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------
                                                                       1997              1998
                                                                   ------------      ------------
Cash flows from operating activities:
     Net loss                                                      $ (1,953,773)     $ (5,114,878)
     Adjustments to reconcile net loss to net cash provided by
           (used in) operating activities:
     Depreciation and amortization                                    2,524,430         5,946,338
     Amortization of debt issuance costs and debt discounts              10,740            96,088
     Bad debt expense                                                   157,244           258,305
     Deferred tax benefit                                               (35,056)         (429,406)

Changes in assets and liabilities, net of acquisitions:
     Decrease in accounts receivable and notes receivable from
            related parties                                             614,427         1,144,764
     Increase in prepaid expenses                                       (35,298)         (735,823)
     (Increase) decrease in other assets                               (113,254)          664,325
     Increase (decrease) in accounts payable                            168,039        (1,815,905)
     Decrease in accrued liabilities                                   (253,860)         (992,541)
                                                                   ------------      ------------
     Net cash provided by (used in) operating activities:             1,083,639          (978,733)

Cash flows from investing activities:
     Capital expenditures                                              (800,328)         (185,616)
     Capitalized acquisition/IPO costs                                 (306,731)         (857,920)
     Cash paid to acquire stations                                  (12,000,451)      (20,431,101)
     Deposits for pending acquisitions                                 (500,000)          650,000
                                                                   ------------      ------------
     Net cash used in investing activities                          (13,607,510)      (20,824,637)

Cash flows from financing activities:
     Capital contribution from parent company                         7,311,373            40,656
     Proceeds from notes payable                                      6,000,000        17,000,000
     Principal payments on other obligations                           (328,862)          (54,796)
     Payment of debt issuance costs                                          --           (75,448)
                                                                   ------------      ------------
     Net cash provided by financing activities                       12,982,511        16,910,412

Net increase (decrease) in cash and cash equivalents                    458,640        (4,892,958)

Cash and cash equivalents, beginning of period                        1,588,366         7,684,991
                                                                   ------------      ------------

Cash and cash equivalents, end of period                           $  2,047,006      $  2,792,033
                                                                   ============      ============





          See accompanying notes to consolidated financial statements.

                          CITADEL BROADCASTING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)   Recent Transactions

On January 2, 1998, the Company acquired radio stations WEMR-AM and WEMR-FM in Wilkes-Barre/Scranton, Pennsylvania for a purchase price of $815,000. The acquisition was accounted for using the purchase method of accounting.

On February 12, 1998, the Company acquired radio stations KQFC-FM, KKGL-FM and KBOI-AM and a parcel of land in Boise, Idaho for an aggregate purchase price of $14,400,000. The acquisition was accounted for using the purchase method of accounting.

On March 26, 1998, the Company acquired radio stations WSGD-FM, WDLS-FM and WCDL-AM in Wilkes-Barre/Scranton, Pennsylvania for a purchase price of $6,000,000. The acquisition was accounted for using the purchase method of accounting.

(3)   Citadel License, Inc. Financial Data

The operations of Citadel License, Inc. ("Citadel License"), a wholly owned subsidiary of the Company, include holding FCC licenses for all stations owned by the Company and the amortization of these licenses. Citadel License has guaranteed the Senior Subordinated Notes of the Company. The guarantee is full, unconditional and joint and several. The separate financial statements of Citadel License have not been presented because management of the Company has determined they would not be material to investors. There are no costs or expenses of Citadel License that are borne by Citadel Broadcasting Company.

The following is summary financial data for Citadel License:

                                                   December 31,       March 31,
                                                       1997             1998
                                                   ------------     ------------
                                                                    (unaudited)
Balance Sheets:
Intangible assets, net (broadcast licenses)        $137,073,551     $157,626,020
Other assets                                              2,048            1,364
                                                   ------------     ------------
    Total assets                                   $137,075,599     $157,627,384
                                                   ============     ============

Shareholder's equity                                137,075,599      157,627,384
                                                   ------------     ------------
    Total liabilities and shareholder's equity     $137,075,599     $157,627,384
                                                   ============     ============

                                  Three Months Ended March 31,
                                 -----------------------------
                                    1997              1998
                                  --------         ----------
                                                   (unaudited)
Statements of Operations:
     Amortization expense         $394,650         $1,661,932
                                  --------         ----------
         Net loss                 $394,650         $1,661,932
                                  ========         ==========

At present, Citadel License is the only subsidiary of the Company.

(4)   Subsequent Events

On April 21, 1998, the Company acquired radio stations KIZN-FM and KZMG-FM in Boise, Idaho for an aggregate purchase price of $14,600,000. The acquisition will be accounted for using the purchase method of accounting. In conjunction with the acquisition, the Company borrowed an additional $14,000,000 under its senior credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

         Certain items in this Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, risks and uncertainties relating to leverage, the need for additional funds, consummation of the pending acquisitions, integration of the recently completed acquisitions, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting medium and changing consumer tastes. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

         The Company's unaudited consolidated financial statements tend not to be directly comparable from period to period due to acquisition activity. The major acquisitions in the first quarter of 1997 and 1998, all of which have been accounted for using the purchase method of accounting and the results of operations of which have been included since the date of acquisition, were as follows:

         1997 First Quarter Acquisitions: On January 1, 1997, the Company's parent company, Citadel Communications Corporation, acquired Deschutes River Broadcasting, Inc. ("Deschutes"). On June 20, 1997, Deschutes was merged with and into the Company. The results of operations for the three months ended March 31, 1997 reflect three months of operations of Deschutes. KENZ-FM in Salt Lake City, Utah was acquired on February 14, 1997.

         1998 First Quarter Acquisitions: WEMR-AM and WEMR-FM in
Wilkes-Barre/Scranton, Pennsylvania were acquired on January 2, 1998. KQFC-FM, KKGL-FM and KBOI-AM in Boise, Idaho were acquired on February 12, 1998. WSGD-FM, WDLS-FM and WCDL-AM in Wilkes-Barre/Scranton, Pennsylvania were acquired on March 26, 1998.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Net Broadcasting Revenue. Net broadcasting revenue increased $13.6 million or 94.0% to $28.1 million in the period ended March 31, 1998 from $14.5 million in the period ended March 31, 1997. The inclusion of revenue from the acquisitions of radio stations and revenue generated from LMAs and JSAs entered into during 1997 and 1998 provided $12.4 million of the increase. For stations owned and operated over the comparable period in 1997 and 1998, net broadcasting revenue improved $1.2 million or 8.7% to $15.5 million in 1998 from $14.3 million in 1997, primarily due to increased ratings and improved selling efforts.

         Station Operating Expenses. Station operating expenses increased $10.6 million or 94.2% to $21.9 million in the period ended March 31, 1998 from $11.3 million in the period ended March 31, 1997. The increase was primarily attributable to the inclusion of station operating expenses of the radio station acquisitions and the LMAs and JSAs entered into during 1997 and 1998.

         Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $3.0 million or 93.3% to $6.2 million in the period ended March 31, 1998 from $3.2 million in the period ended March 31, 1997. As a percentage of net broadcasting revenue, broadcast cash flow remained approximately even, 22.2% in the period ended March 31, 1998 compared to 22.3% in the period ended March 31, 1997.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $0.4 million or 48.9% to $1.1 million in the period ended March 31, 1998 from $0.7 million in the period ended March 31, 1997. The increase was due primarily to an increase in staffing levels needed to support the Company's growth.

         EBITDA. As a result of the factors described above, EBITDA increased $2.6 million or 106.7% to $5.1 million in the period ended March 31, 1998 from $2.5 million in the period ended March 31, 1997.

         Depreciation and Amortization. Depreciation and amortization expense increased $3.4 million or 135.6% to $5.9 million in the period ended March 31, 1998 from $2.5 million in the period ended March 31, 1997, primarily due to radio station acquisitions consummated during 1997 and 1998.

         Interest Expense. Interest expense increased approximately $2.8 million or 143.6% to $4.8 million in the period ended March 31, 1998 from $2.0 million in the period ended March 31, 1997, primarily due to interest expense associated with additional borrowings to fund acquisitions consummated in 1997 and 1998.

         Net Loss. As a result of the factors described above, net loss increased $3.1 million or 161.8% to $5.1 million in the period ended March 31, 1998 from $2.0 million in the period ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1998, net cash used in operations decreased to $1.0 million from net cash provided from operations of $1.1 million for the comparable 1997 period primarily due to decreases in accounts payable.

         For the three months ended March 31, 1998, net cash used in investing activities, primarily for station acquisitions, increased to $20.8 million from $13.6 million in the comparable 1997 period.

         For the three months ended March 31, 1998, net cash provided by financing activities was $16.9 million compared to $13.0 million in the comparable 1997 period. This increase is the result of increased borrowings in the 1998 period for station acquisitions offset by a decrease in capital contributions from the parent company.

         In addition to acquisitions and debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount. Management believes that cash from operating activities and revolving loans under the Company's credit facility should be sufficient to permit the Company to meet its financial obligations and to fund its operations for at least the next 12 months, although additional capital resources may be required in connection with the further implementation of the Company's acquisition strategy.

         The Company has not received, nor does it anticipate receiving, from Citadel License, Inc., its wholly owned subsidiary, any dividends or other payments. The Company is not dependent in any material respect on the receipt of dividends or other payments from Citadel License, Inc.

PART II

ITEM 1.  LEGAL PROCEEDINGS

         The Company currently and from time to time is involved in litigation incidental to the conduct of its business, but the Company is not a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have a material adverse effect on the Company.

         The Company has received two civil investigative demands ("CIDs") from the Department of Justice ("DOJ") pursuant to which the DOJ has requested information from the Company to determine whether the Company has violated certain antitrust laws. The first CID was issued on September 27, 1996 and concerns the Company's acquisition of all of the assets of KRST-FM in Albuquerque, New Mexico on October 9, 1996 (the "KRST Acquisition"). The CID requested written answers to interrogatories and the production of certain documents concerning the radio station market in Albuquerque, in general, and the KRST Acquisition, in particular, to enable the DOJ to determine, among other things, whether the KRST Acquisition would result in excessive concentration in the market. The Company has responded to the CID. The DOJ requested supplemental information on January 27, 1997, to which the Company also responded. There have been no communications since that time and, at present, the Company has been given no indication from the DOJ regarding its intended future actions. If the DOJ were to proceed with and successfully challenge the KRST Acquisition, the Company may be required to divest one or more radio stations in Albuquerque and/or it may be subject to the payment of fines.

         The second CID was issued on October 9, 1996 and concerned the Company's Joint Sales Agreements (the "JSAs") relating to a total of eight radio stations in Spokane, Washington and Colorado Springs, Colorado and which became effective in January 1996. Pursuant to such CID, the DOJ has requested information to determine whether the JSAs constituted a de facto merger, resulting in a combination or contract in restraint of trade. The Company responded to the CID, and has recently met with the DOJ concerning this matter. If the DOJ were to proceed with and successfully challenge the JSAs, the Company may be required to terminate the JSAs and/or it may be subject to the payment of fines.

         At this time, the Company cannot predict the impact on the Company, if any, of these proceedings or any future DOJ demands.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 1, 1998, the Company issued 65,514 shares of its 13 1/4% Series A Exchangeable Preferred Stock to the holders of the 13 1/4% Series A Exchangeable Preferred Stock in lieu of payment of cash dividends. As no public offering was involved, the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5.  OTHER INFORMATION

         On April 24, 1998, the Company's parent, Citadel Communications Corporation, filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to a proposed public offering of shares of its common stock. The number of shares, price per share and proceeds from this proposed offering have not yet been determined. There can be no assurance that the offering will be consummated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)                                EXHIBIT INDEX

                 Exhibit
                  Number                    Description of Exhibit
                 -------                    ----------------------
                   27                       Financial Data Schedule


         (b)   Reports on Form 8-K

               None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CITADEL BROADCASTING COMPANY

Date:  April 24, 1998        By: /s/  Lawrence R. Wilson
       ----------------          -------------------------------------------
                                 Lawrence R. Wilson
                                 Chairman of the Board
                                 Chief Executive Officer and President
                                 (Principal Executive Officer)

Date:  April 24, 1998        By: /s/  Donna L. Heffner
       ----------------          -------------------------------------------
                                 Donna L. Heffner
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)