Form 10-Q
period 1998-09-30
CITADEL BROADCASTING CO
filed 1998-11-16
CIK 1042742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                        Commission file number: 333-36771

            ______________CITADEL BROADCASTING COMPANY______________
             (Exact name of registrant as specified in its charter)

            Nevada                                86-0703641
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

 140 South Ash Avenue, Tempe, Arizona                          85281
 (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:   (602) 731-5222

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X    No __

      As of November 10, 1998, there were 40,000 shares of common stock, $.001 par value per share, outstanding.

                          Citadel Broadcasting Company

                                    Form 10-Q
                               September 30, 1998

                                      Index

Part I                                                                                          Page
      Item 1 -          Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .    3

      Item 2 -          Management's Discussion and Analysis of Financial Condition
                         and Results of Operations. . . . . . . . . . . . . . . . . . . . . .   10

Part II

      Item 1 -          Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .    16

      Item 2 -          Changes in Securities and Use of Proceeds. . . . . . . . . . . . . .    16

      Item 6 -          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .   17

                 CITADEL BROADCASTING COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,      SEPTEMBER 30,
                                                                       1997                1998
                                                                     -----------       ------------
                                                                                        (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                     $   7,684,991       $   7,406,965
   Cash held in escrow                                                 718,561                  --
   Accounts receivable, less allowance for doubtful
        accounts of $808,942 in 1997 and $1,280,553 in 1998         25,744,137          31,808,518

   Notes receivable from related parties                               246,455             235,906
   Prepaid expenses                                                  1,532,227           3,286,852
                                                                 -------------       -------------
         Total current assets                                       35,926,371          42,738,241

Property and equipment, net                                         35,242,284          36,833,719
Intangible assets, net                                             268,689,516         290,405,370
Deposits for pending acquisitions                                      650,000                  --
Other assets                                                         3,664,123           3,375,942
                                                                 -------------       -------------
                                                                 $ 344,172,294       $ 373,353,272
                                                                 =============       =============


                      LIABILITIES AND SHAREHOLDER'S EQUITY


Current liabilities:
   Accounts payable                                              $   4,001,194       $   3,032,234
   Accrued liabilities                                               9,060,129           8,367,647
   Current maturities of other long-term obligations                   271,352             281,617
                                                                 -------------       -------------
         Total current liabilities                                  13,332,675          11,681,498

Notes payable, less current maturities                              90,084,059          18,726,126
Senior subordinated notes payable                                   98,331,117          98,460,823
Other long-term obligations, less current maturities                 1,012,649           1,011,050
Deferred tax liability                                              23,270,338          25,306,162

Exchangeable preferred stock                                       102,009,531         112,964,761

Shareholder's equity:
   Common stock, $.001 par value; authorized 136,300
      shares, issued and outstanding 40,000 shares                          40                  40


   Additional paid-in capital                                       42,296,316         138,243,294
   Unrealized loss on hedging contract                                      --            (595,595)
   Accumulated deficit                                             (26,164,431)        (32,444,887)
                                                                 -------------       -------------
         Total shareholder's equity                                 16,131,925         105,202,852
                                                                 -------------       -------------
                                                                 $ 344,172,294       $ 373,353,272
                                                                 =============       =============


          See accompanying notes to consolidated financial statements.

                   CITADEL BROADCASTING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                   -------------------------------     --------------------------------
                                         1997            1998                1997              1998
                                   -------------     -------------     -------------     --------------
Gross broadcasting revenue         $  30,508,537     $  39,551,005     $  66,516,801     $ 109,240,243
  Less agency commissions             (2,894,229)       (3,653,280)       (6,491,983)      (10,418,869)
                                   -------------     -------------     -------------     -------------
   Net broadcasting revenue           27,614,308        35,897,725        60,024,818        98,821,374

Operating expenses:
  Station operating expenses          18,993,664        23,972,146        43,305,951        69,411,775
  Depreciation and amortization        4,576,132         7,042,115         9,563,084        20,005,073
  Corporate general and
   administrative                        967,637         1,082,541         2,562,480         3,351,191
                                   -------------     -------------     -------------     -------------
     Operating expenses               24,537,433        32,096,802        55,431,515        92,768,039

Operating income                       3,076,875         3,800,923         4,593,303         6,053,335

Nonoperating expenses
(income):
  Interest expense                     3,736,155         3,548,184         8,213,550        13,590,447
  Other income, net                     (309,562)          (14,774)         (401,099)          (94,149)
                                   -------------     -------------     -------------     -------------
   Nonoperating expenses, net          3,426,593         3,533,410         7,812,451        13,496,298

Income (loss) before
income taxes                            (349,718)          267,513        (3,219,148)       (7,442,963)

Income tax (benefit)                     (35,056)         (279,546)         (105,168)       (1,162,507)
                                   -------------     -------------     -------------     -------------

Net income (loss)                       (314,662)          547,059        (3,113,980)       (6,280,456)

Dividend requirement for
  exchangeable preferred stock         3,275,693         3,763,345         3,275,693        10,822,375
                                   -------------     -------------     -------------     -------------

Net loss applicable to common
  shares                           $  (3,590,355)    $  (3,216,286)    $  (6,389,673)    $ (17,102,831)
                                   =============     =============     =============     =============

Basic and diluted net loss per
    common share                   $      (89.76)    $      (80.41)    $     (159.74)    $     (427.57)
                                   =============     =============     =============     =============

Weighted average common
  shares outstanding                      40,000            40,000            40,000            40,000
                                   =============     =============     =============     =============

          See accompanying notes to consolidated financial statements.

                   CITADEL BROADCASTING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                  ----------------------------    ----------------------------
                                      1997            1998             1997         1998
                                  ------------    ------------    ------------    ------------
Net income (loss)                 $  (314,662)    $   547,059     $(3,113,980)    $(6,280,456)

Other comprehensive income:

Unrealized loss on hedging
  contract                                 --        (595,595)             --        (595,595)
                                  -----------     -----------     -----------     -----------

Comprehensive income (loss)       $  (314,662)    $   (48,536)    $(3,113,980)    $(6,876,051)
                                  ===========     ===========     ===========     ===========

         See accompanying notes to consolidated financial statements.

                   CITADEL BROADCASTING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------------
                                                                        1997               1998
                                                                 ---------------    ------------------
Cash flows from operating activities:
   Net loss                                                      $  (3,113,980)     $  (6,280,456)
   Adjustments to reconcile net loss to net cash provided by
         operating activities:
   Depreciation and amortization                                     9,563,084         20,005,073
   Amortization of debt issuance costs and debt discounts              138,352            479,620
   Bad debt expense                                                    603,558            886,873
   Deferred tax benefit                                               (105,168)        (1,341,044)
   Unrealized loss on interest rate swap                                    --           (595,595)
Changes in assets and liabilities, net of acquisitions:
   Increase in accounts receivable and notes receivable from
          related parties                                           (5,388,399)        (6,940,705)
   Increase in prepaid expenses                                       (446,599)        (1,751,373)
   (Increase) decrease in other assets                                (266,368)         1,293,436
   Increase in accounts payable                                       (215,156)          (968,960)
   (Decrease) increase in accrued liabilities                        3,367,485           (841,172)
                                                                -------------      -------------
  Net cash provided by operating activities                         4,136,809          3,945,697

Cash flows from investing activities:
   Capital expenditures                                             (1,478,410)        (1,746,810)
   Capitalized acquisition costs                                    (2,484,066)        (1,963,106)
   Cash paid to acquire stations                                  (128,187,024)       (36,290,411)
   Deposits for pending acquisitions                                (1,200,000)           650,000
                                                                 -------------      -------------
   Net cash used in investing activities                          (133,349,500)       (39,350,327)

Cash flows from financing activities:
   Capital contribution from parent company                             20,008             48,734
   Advances from parent company                                      1,000,000                 --
   Proceeds from notes payable                                      12,000,000         34,999,999
   Proceeds from senior subordinated notes payable                  97,250,000                 --
   Proceeds from issuance of exchangeable preferred stock           96,850,000                 --
   Proceeds from initial public offering                                    --        116,513,904
   Cash payment of initial public offering costs                            --         (9,642,586)
   Principal payments on notes payable                             (39,000,000)      (106,357,932)
   Principal payments on other long-term obligations                  (408,840)          (346,259)
   Principal payments on advances from parent company              (12,817,000)                --
   Payment of debt issuance costs                                           --            (89,256)
   Cost of issuance of exchangeable preferred stock                   (569,997)                --
                                                                 -------------      -------------
   Net cash provided by financing activities                       154,324,171         35,126,604

Net increase (decrease) in cash and cash equivalents                25,111,480           (278,026)

Cash and cash equivalents, beginning of period                       1,588,366          7,684,991
                                                                 -------------      -------------
Cash and cash equivalents, end of period                         $  26,699,846      $   7,406,965
                                                                 =============      =============

          See accompanying notes to consolidated financial statements.

                   CITADEL BROADCASTING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)   Basis of Presentation

The accompanying unaudited consolidated financial statements of Citadel Broadcasting Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

On July 14, 1998, the Company signed an agreement to acquire KAAY-AM in Little Rock, Arkansas for an aggregate purchase price of $5,000,000. The acquisition will be accounted for using the purchase method of accounting.

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

On September 18, 1998, the Company acquired an internet service provider, Digital Planet, in Salt Lake City, Utah for an aggregate purchase price of $225,000. The acquisition was accounted for using the purchase method of accounting.

On September 29, 1998, the Company acquired an internet service provider, Internet Technology Systems, Inc., in Salt Lake City, Utah for an aggregate purchase price of $1,535,000. The acquisition was accounted for using the purchase method of accounting.

(3) Parent Company Initial Public Offering

On July 7, 1998, the Company's parent, Citadel Communications Corporation ("CCC"), consummated the initial public offering (the "IPO") of 6,880,796 shares of its common stock at an initial public offering price of $16.00 per share. Of such shares, 6,250,000 shares were sold by CCC and 630,796 shares were sold by certain stockholders of CCC. On July 14, 1998, CCC sold an additional 1,032,119 shares of its common stock at the initial public offering price pursuant to the exercise of the underwriters' over-allotment option. Total proceeds of the IPO, including the shares issued under the over-allotment option, were $126,606,640, of which total proceeds to CCC were $108,357,932, total proceeds to the selling stockholders were $9,386,244 and total underwriting discounts and commissions were $8,862,466.

(4) Citadel License, Inc. Financial Data

The operations of Citadel License, Inc. ("Citadel License"), a wholly owned subsidiary of the Company, include holding FCC licenses for all stations owned by the Company and the amortization of these licenses. Citadel License has guaranteed the 10-1/4% senior subordinated notes of the Company. The guarantee is full, unconditional and joint and several. The separate financial statements of Citadel License have not been presented because management of the Company has determined they would not be material to investors. There are no costs or expenses of Citadel License that are borne by Citadel Broadcasting Company.

The following is summary financial data for Citadel License:

                                                       December 31,   September 30,
                                                          1997           1998
                                                    --------------    -------------
                                                                       (unaudited)
Balance Sheets:
   Intangible assets, net (broadcast licenses)       $137,073,551     $159,727,372
   Other assets                                             2,048               --
                                                     ------------     ------------
      Total assets                                   $137,075,599     $159,727,372
                                                     ============     ============

   Shareholder's equity                               137,075,599      159,727,372
                                                     ------------     ------------
      Total liabilities and shareholder's equity     $137,075,599     $159,727,372
                                                     ============     ============

                           Three Months Ended September 30,     Nine  Months Ended September 30,
                           --------------------------------     --------------------------------
                                 1997           1998                1997             1998
                             ------------   ------------         -----------       -----------
                              (unaudited)   (unaudited)          (unaudited)      (unaudited)
Statements of Operations:
   Amortization expense       $1,905,340    $2,860,004           $ 2,873,989       $ 8,375,335
       Other Income               --           --                     --               (30,000)
                              -----------   -----------          -----------       ------------
      Net loss                $1,905,340    $2,860,004           $ 2,873,989       $ 8,345,335
                              ===========   ===========          ===========       ============

At present, Citadel License is the only subsidiary of the Company.

(5) Subsequent Events

On October 8, 1998, the Company sold the assets of its one AM and three FM stations in Quincy, Illinois for $2,250,000. A gain of approximately $0.8 million will be recognized on the sale.

On October 9, 1998, the Company agreed to purchase the assets of 62nd Street Broadcasting of Saginaw, L.L.C. in Saginaw, Michigan for an approximate purchase price of $35,000,000. The acquisition will be accounted for using the purchase method of accounting.

On October 29, 1998, the Company agreed to purchase WHYL-AM and WHYL-FM in Carlisle, Pennsylvania for an approximate purchase price of $4,250,000. The acquisition will be accounted for using the purchase method of accounting.

On November 5, 1998, the Company agreed to purchase the stock and warrants of Citywide Communications, Inc., which owns radio stations in Baton Rouge and Lafayette, Louisiana, for an approximate purchase price of $34,500,000. The acquisition will be accounted for using the purchase method of accounting.

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

RESULTS OF OPERATIONS

      The Company's unaudited consolidated financial statements tend not to be directly comparable from period to period due to acquisition activity. The major acquisitions in 1997 and in the first, second and third quarters of 1998, all of which have been accounted for using the purchase method of accounting, and the results of operations of which have been included since the date of acquisition, were as follows:

      1997 Acquisitions: On January 1, 1997, the Company's parent company, Citadel Communications Corporation ("CCC"), acquired Deschutes River Broadcasting, Inc. ("Deschutes"). On June 20, 1997, Deschutes was merged with and into the Company. The results of operations for the nine months ended September 30, 1997 reflect nine months of operations of Deschutes. KENZ-FM in Salt Lake City, Utah was acquired on February 14, 1997. KBER-FM in Salt Lake City, Utah was acquired on April 10, 1997. On July 3, 1997, the Company acquired all the issued and outstanding capital stock of Tele-Media Broadcasting Company. On July 17, 1997, the Company acquired KNHK-FM in Reno, Nevada. On September 25, 1997, the Company acquired KTHK-FM in Tri-Cities, Washington. On September 29, 1997, the Company acquired WDGE-FM and Bear Broadcasting Limited Liability Company, an internet access provider, both in Providence, Rhode Island. On October 15, 1997, the Company acquired Snider Broadcasting Corporation, Snider Corporation and CDB Broadcasting Company, all of which were in Little Rock, Arkansas. On October 21, 1997, the Company acquired WLEV-FM in Allentown, Pennsylvania. The Company acquired stations KBEE-FM and KFNZ-AM in Salt Lake City, Utah on October 24, 1997. On November 4, 1997, the Company acquired Natural States Communications and GHB of Little Rock, both in Little Rock, Arkansas. On November 18, 1997, the Company acquired WHKK-FM in Providence, Rhode Island.

      1998 First, Second and Third Quarter Acquisitions: WEMR-AM and WEMR-FM in Wilkes-Barre/Scranton, Pennsylvania were acquired on January 2, 1998. KQFC-FM, KKGL-FM and KBOI-AM in Boise, Idaho were acquired on February 12, 1998. WSGD-FM, WDLS-FM and WCDL-AM in Wilkes-Barre/Scranton, Pennsylvania were acquired on March 26, 1998. KIZN-FM and KZMG-FM in Boise, Idaho were acquired on April 21, 1998. Digital Planet in Salt Lake City, Utah was acquired on September 18, 1998. Internet Technology Systems, Inc. in Salt Lake City, Utah was acquired on September 29, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

      Net Broadcasting Revenue. Net broadcasting revenue increased $8.3 million or 30.1% to $35.9 million for the three months ended September 30, 1998 from $27.6 million for the three months ended September 30, 1997. Net broadcasting revenue includes $0.9 million in income received under a contract with the Company's national advertising representative. The inclusion of revenue from the acquisitions of radio stations and revenue generated from LMAs and JSAs entered into during 1997 and 1998 provided $5.0 million of the increase. For stations owned and operated over the comparable period in 1997 and 1998, net broadcasting revenue improved $3.3 million or 12.0% to $30.9 million in 1998 from $27.6 million in 1997, primarily due to increased ratings and improved selling efforts.

      Station Operating Expenses. Station operating expenses increased $5.0 million or 26.3% to $24.0 million for the three months ended September 30, 1998 from $19.0 million for the three months ended September 30, 1997. The increase was primarily attributable to the inclusion of station operating expenses of the completed radio station acquisitions and the LMAs and JSAs entered into during 1997 and 1998.

      Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $3.3 million or 38.4% to $11.9 million for the three months ended September 30, 1998 from $8.6 million for the three months ended September 30, 1997. As a percentage of net broadcasting revenue, broadcast cash flow improved to 33.2% for the three months ended September 30, 1998 compared to 31.2% for the three months ended September 30, 1997.

      Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $0.1 million or 10.0% to $1.1 million for the three months ended September 30, 1998 from $1.0 million for the three months ended September 30, 1997. The increase was due primarily to an increase in staffing levels needed to support the Company's growth.

      EBITDA. As a result of the factors described above, EBITDA increased $3.2 million or 42.1% to $10.8 million for the three months ended September 30, 1998 from $7.6 million for the three months ended September 30, 1997.

      Depreciation and Amortization. Depreciation and amortization expense increased $2.4 million or 53.0% to $7.0 million for the three months ended September 30, 1998 from $4.6 million for the three months ended September 30, 1997, primarily due to radio station acquisitions consummated during 1997 and 1998.

      Interest Expense. Interest expense decreased approximately $0.2 million or 5.4% to $3.5 million for the three months ended September 30, 1998 from $3.7 million for the three months ended September 30, 1997, primarily due to a repayment of indebtedness from the proceeds of the CCC IPO.

      Net Income (Loss). As a result of the factors described above, net income increased $0.8 million or 266.7% to $0.5 million for the three months ended September 30, 1998 from a net loss of $0.3 million for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      Net Broadcasting Revenue. Net broadcasting revenue increased $38.8 million or 64.7% to $98.8 million for the nine months ended September 30, 1998 from $60.0 million for the nine months ended September 30, 1997. Net broadcasting revenue includes $0.9 million in income received under a contract with the Company's national advertising representative. The inclusion of revenue from the acquisitions of radio stations and revenue generated from LMAs and JSAs entered into during 1997 and 1998 provided $32.6 million of the increase. For stations owned and operated over the comparable period in 1997 and 1998, net broadcasting revenue improved $6.2 million or 12.7% to $54.9 million in 1998 from $48.7 million in 1997, primarily due to increased ratings and improved selling efforts.

      Station Operating Expenses. Station operating expenses increased $26.1 million or 60.3% to $69.4 million for the nine months ended September 30, 1998 from $43.3 million for the nine months ended September 30, 1997. The increase was primarily attributable to the inclusion of station operating expenses of the completed radio station acquisitions and the LMAs and JSAs entered into during 1997 and 1998.

      Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $12.7 million or 76.0% to $29.4 million for the nine months ended September 30, 1998 from $16.7 million for the nine months ended September 30, 1997. As a percentage of net broadcasting revenue, broadcast cash flow improved to 29.8% for the nine months ended September 30, 1998 compared to 27.8% for the nine months ended September 30, 1997.

      Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $0.8 million or 30.8% to $3.4 million for the nine months ended September 30, 1998 from $2.6 million for the nine months ended September 30, 1997. The increase was due primarily to an increase in staffing levels needed to support the Company's growth.

      EBITDA. As a result of the factors described above, EBITDA increased $11.5 million or 78.8% to $26.1 million for the nine months ended September 30, 1998 from $14.2 million for the nine months ended September 30, 1997.

      Depreciation and Amortization. Depreciation and amortization expense increased $10.4 million or 108.3% to $20.0 million for the nine months ended September 30, 1998 from $9.6 million for the nine months ended September 30, 1997, primarily due to radio station acquisitions consummated during 1997 and 1998.

      Interest Expense. Interest expense increased approximately $5.4 million or 65.9% to $13.6 million for the nine months ended September 30, 1998 from $8.2 million for the nine months ended September 30, 1997, primarily due to interest expense associated with additional borrowings to fund acquisitions consummated in 1997 and 1998, offset by a repayment of the borrowings in the third quarter of 1998 from the proceeds of the IPO.

      Net Loss. As a result of the factors described above, net loss increased $3.2 million or 103.2% to $6.3 million for the nine months ended September 30, 1998 from $3.1 million for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended September 30, 1998, net cash provided by operations decreased to $3.9 million from $4.1 million for the comparable 1997 period primarily due to increases in accounts receivable, prepaid expenses, accrued liabilities, accounts payable, offset by decreases in other assets.

      For the nine months ended September 30, 1998, net cash used in investing activities, primarily for station acquisitions, decreased to $39.4 million from $133.3 million in the comparable 1997 period.

      For the nine months ended September 30, 1998, net cash provided by financing activities was $35.1 million compared to $154.3 million in the comparable 1997 period. This decrease is the result of the proceeds from the issuance of the 10-1/4% senior subordinated notes payable and exchangeable preferred stock in 1997 being used for acquisitions and operations, as well as for the repayment of indebtedness. The decrease was offset by increased borrowings in the 1998 period.

      CCC used the net proceeds from its initial public offering of shares of its common stock in July 1998 to repay indebtedness under the Company's credit facility. As of September 30, 1998, the credit facility allowed for borrowings of up to $140.0 million, and the outstanding principal amount borrowed thereunder was $18.7 million.

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

YEAR 2000 MATTERS

      The Year 2000 computer issue primarily results from the fact that information technology hardware and software systems and other non-information technology products containing embedded microchip processors were originally programmed using a two digit format, as opposed to four digits, to indicate the year. Such programming will be unable to interpret dates beyond the year 1999, which could cause a system or product failure or other computer errors and a disruption in the operation of such systems and products.

      The Company's project team has identified its traffic/accounting systems, satellite delivered programming, digital automation systems and internet service provider systems as the mission critical systems to evaluate for Year 2000 compliance. In addition, while there are several software programs currently used throughout the Company which are not Year 2000 compliant, the vendors of this software have committed to provide Year 2000 compliant updates to the Company. The Company expects to have all such updates tested and operational by June 1999.

      The Company has identified five phases for the project team to address for each of the Company's risk areas. These phases are (1) an inventory of the Company's systems described above, (2) assessment of the systems to determine the risk and apparent extent of Year 2000 problems, (3) remediation of identified problems, (4) testing of systems for Year 2000 readiness and (5) contingency planning for the worst-case scenarios.

      Inventories have been completed for all mission critical Company software applications and hardware systems, and the Company expects to complete an inventory of at-risk non-information technology systems in the fourth quarter of 1998. The project team is currently assessing compliance issues related to the Company's information hardware and software, and expects to complete such assessment in the first quarter of 1999. The Company expects that some amount of the testing will be performed during this assessment phase.

      In each of its markets, the Company employs centralized accounting and traffic (advertising scheduling) systems for all of its stations in the market. In September 1998, the Company completed the replacement and upgrading of software certified as Year 2000 compliant by the software vendor. The Company intends to complete Year 2000 testing of this software in the first quarter of 1999. The total cost of the software upgrade was $0.3 million. In connection with the software upgrade, much of the accounting and traffic hardware systems were also upgraded or replaced. The total cost of the hardware upgrade was $0.1 million. The Company anticipates that evaluation for Year 2000 compliance of the hardware and the new software used in its accounting and traffic systems will be completed during the first quarter of 1999.

      Satellite delivered programs, which are delivered to the Company's radio stations from outside sources, represent a third party risk to the Company arising from the Year 2000 issue. The Company is sending questionnaires to each of the vendors of these programs during the fourth quarter of 1998 asking them to update the Company on the status of their Year 2000 compliance. Until those questionnaires are returned and reviewed, the Company is unable to determine the potential for disruption in its programming arising from this third party risk. If the Company does not receive reasonable assurances regarding Year 2000 compliance from any vendor of these programs, the Company would then develop contingency plans for alternative programming.

      The Company is currently reviewing a proposal to update and expand the digital automation systems used in the Company. Although not directly related to the Year 2000 problem, the Company believes the expansion and replacement of these systems, which the Company anticipates would be completed by the end of June 1999, would minimize or eliminate Year 2000 problems associated with these systems. If the Company elects not to pursue such expansion, it anticipates that the total cost of replacing the non-compliant digital components in its current digital automation systems would be approximately $0.5 million and that the replacement would be completed by the end of June 1999.

      The Company recently completed an expansion of its internet service provider division. All mission critical elements of such division are certified Year 2000 compliant by the software hardware vendors. The Company expects to conduct testing of such software and hardware during the first quarter of 1999. No material expansion is scheduled for this division prior to the year 2000.

      In addition to identification of these mission critical systems, the Company has identified the top 10 advertisers on each of its radio stations. Questionnaires are being sent to each of these advertisers during the fourth quarter of 1998 asking them to update the Company on the status of their Year 2000 compliance. In addition, questionnaires are also being sent to various equipment vendors, banks and other lending institutions that provide substantial products and services to the Company. Until the questionnaires are returned and reviewed, the Company is unable to determine the effect of these third party risks on the Company's operations. There can be no assurance that the Company will be successful in finding alternative Year 2000 compliant advertisers, suppliers and service providers, if required.

      The Company also intends to solicit information regarding its critical internal non-information technology systems such as telephones and HVAC prior to March 31, 1999. Any required remediation and testing of the Company's non-information technology systems is expected to be completed by June 1999.

Risk of Company's Year 2000 Issues; Contingency Plans

      The Company is in the process of determining its contingency plans, which are expected to include the identification of the Company's most reasonably likely worst-case scenarios. Preliminary contingency plans are expected to be completed during the first quarter of 1999 and comprehensive plans are expected to be completed by the second or third quarter of 1999. At this time, the Company does not have sufficient information to assess the likelihood of such worst-case scenarios. Currently, the Company believes that the most reasonably likely sources of risk to the Company include (i) disruptions in the supply of satellite delivered programs and (ii) diminished demand for advertising time arising from Year 2000 problems both specific to the Company's advertisers or more generally related to the potential for economic disruptions related to the Year 2000 issues.

      Based on its current assessment efforts, the Company does not believe that Year 2000 issues related to its internal systems will have a material adverse effect on the Company's financial condition or results of operations. However, as described above, the failure by third parties to be Year 2000 ready could have a material adverse effect on the Company.

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

      The second investigation was initiated on October 9, 1996 and concerned the Company's Joint Sales Agreement (the "JSA") relating to a total of eight radio stations in Spokane, Washington and Colorado Springs, Colorado and which became effective in January 1996. Pursuant to the investigation, the DOJ has requested information to determine whether the JSA constituted a de facto merger or amounted to a combination or contract in restraint of trade. The Company has provided the requested information and has met with the DOJ concerning this matter. If the DOJ were to proceed with and successfully challenge the JSA, the Company may be required to terminate the JSA.

      At this time, the Company cannot predict the impact on the Company, if any, of these proceedings or any future DOJ demands.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      On July 1, 1998, the Company issued 0.46375 share of its 13-1/4% Series A Exchangeable Preferred Stock to the holders of the 13-1/4% Series A Exchangeable Preferred Stock in lieu of payment of cash dividends. As no public offering was involved, the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)                            EXHIBIT INDEX

            Exhibit
            Number                        Description of Exhibit
            ------                        ----------------------
             10.1 Ninth Amendment to Loan Instruments dated as of September 15, 1998 among Citadel Communications Corporation, Citadel Broadcasting Company, Citadel License, Inc., FINOVA Capital Corporation and the Lenders party thereto

              27              Financial Data Schedule


(b)   Reports on Form 8-K

         None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CITADEL BROADCASTING COMPANY

  Date: November 16, 1998      By: /s/  Lawrence R. Wilson
        ------------------         -----------------------------------
                                   Lawrence R. Wilson
                                   Chairman of the Board
                                   Chief Executive Officer and  President
                                   (Principal Executive Officer)

  Date: November 16, 1998      By: /s/  Donna L. Heffner
        ------------------         -----------------------------------
                                   Donna L. Heffner
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

            Exhibit
            Number                        Description of Exhibit
            ------                        ----------------------
             10.1 Ninth Amendment to Loan Instruments dated as of September 15, 1998 among Citadel Communications Corporation, Citadel Broadcasting Company, Citadel License, Inc., FINOVA Capital Corporation and the Lenders party thereto

             27               Financial Data Schedule