Form 10-K405
period 1998-12-31
CITADEL BROADCASTING CO
filed 1999-03-30
CIK 1042742

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

                       COMMISSION FILE NUMBER:  333-36771

                          CITADEL BROADCASTING COMPANY
             (Exact name of registrant as specified in its charter)

                           NEVADA                                                      86-0703641
              (State or other jurisdiction of                                       (I.R.S. Employer
               incorporation or organization)                                     Identification No.)

                CITY CENTER WEST, SUITE 400                                              89128
      7201 WEST LAKE MEAD BOULEVARD, LAS VEGAS, NEVADA                                 (Zip Code)
          (Address of principal executive offices)

      Registrant's telephone number, including area code:   (702) 804-5200

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

     The aggregate market value of the registrant's common stock held by non-affiliates is zero.

     As of March 15, 1999, there were 40,000 shares of common stock, $.001 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                          CITADEL BROADCASTING COMPANY

                                   FORM 10-K
                               DECEMBER 31, 1998

                                     INDEX

                                                                PAGE
                                                                ----

PART I
     Item 1 - Business......................................      4
     Item 2 - Properties....................................     34
     Item 3 - Legal Proceedings.............................     34
     Item 4 - Submission of Matters to a Vote of Security        35
      Holders...............................................

PART II
     Item 5 - Market For Registrant's Common Equity and          35
      Related Stockholder Matters...........................
     Item 6 - Selected Financial Data.......................     36
     Item 7 - Management's Discussion and Analysis of            37
              Financial Condition and Results of
              Operations....................................
     Item 7A - Quantitative and Qualitative Disclosures          47
               About Market Risk............................
     Item 8 - Financial Statements and Supplementary Data...     47
     Item 9 - Changes In and Disagreements With Accountants      48
              on Accounting and Financial Disclosure........

PART III
     Item 10 - Directors and Executive Officers of the           48
      Registrant............................................
     Item 11 - Executive Compensation.......................     50
     Item 12 - Security Ownership of Certain Beneficial          54
      Owners and Management.................................
     Item 13 - Certain Relationships and Related                 56
      Transactions..........................................

PART IV
     Item 14 - Exhibits, Financial Statement Schedules and       58
      Reports on Form 8-K...................................

FORWARD-LOOKING INFORMATION

     Certain matters in this Form 10-K, including, without limitation, certain matters discussed under Item 1, Business, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Qualitative and Quantitative Disclosures about Market Risk, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Citadel Broadcasting Company, its directors or its officers with respect to, among other things:

     - the realization of Citadel Broadcasting Company's business strategy,

     - the sufficiency of cash flow to fund Citadel Broadcasting Company's debt service requirements and working capital needs,

     - restrictions imposed on Citadel Broadcasting Company by its debt instruments,

     - anticipated trends in the radio broadcasting industry,

     - the impact of Year 2000 issues,

     - potential acquisitions by Citadel Broadcasting Company and the successful integration of both completed and future acquisitions, and

     - government regulation.

     Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "estimates," and similar expressions. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Citadel Broadcasting Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties discussed in Item 1, Business, under the captions "Competition," "Federal Regulation of Radio Broadcasting" and "Certain Investment Considerations," Item 3, Legal Proceedings, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Qualitative and Quantitative Disclosures about Market Risk. Citadel Broadcasting Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Citadel Broadcasting Company is a radio broadcasting company that focuses on acquiring, developing and operating radio stations in mid-sized markets. Upon completion of the transactions described below under the caption "The Pending Transactions," Citadel Broadcasting will own or operate 72 FM and 35 AM radio stations in 20 markets, including clusters of four or more stations in 15 markets, and will have the right to construct one additional FM station. Citadel License, Inc., a wholly owned subsidiary of Citadel Broadcasting Company, holds Citadel Broadcasting's radio broadcast licenses and does not conduct any independent business operations. Unless the context otherwise requires, references in this report to Citadel Broadcasting includes Citadel License. Unless the context otherwise requires, the term operate, as used in connection with Citadel Broadcasting's radio station activities, includes providing programming and selling advertising under local marketing agreements or selling advertising under joint sales agreements.

     Citadel Broadcasting's primary strategy is to secure and maintain a leadership position in the markets it serves and to expand into additional mid-sized markets where it believes a leadership position can be obtained. Upon entering a market, Citadel Broadcasting seeks to acquire stations which, when integrated with its existing operations, allow it to reach a wider range of demographic groups that appeal to advertisers, increase revenue and achieve substantial cost savings.

     Citadel Broadcasting believes that mid-sized markets represent attractive opportunities because, as compared to the 50 largest markets in the United States, they are generally characterized by:

     - lower radio station purchase prices as a multiple of broadcast cash flow,

     - fewer sophisticated and well-capitalized competitors, including both radio and competing advertising media such as newspapers and television, and

     - less direct format competition due to the smaller number of stations in any given market.

     Citadel Broadcasting believes that the attractive operating characteristics of mid-sized markets coupled with the opportunity to establish or expand in-market radio station groups create the potential for substantial revenue growth and cost efficiencies. As a result, management seeks to achieve broadcast cash flow margins that are comparable to the higher margins that historically were generally achievable only in the 50 largest markets.

     Citadel Broadcasting's portfolio of stations is diversified in terms of format, target demographics and geographic location. Because of the size of its portfolio and its individual radio station groups, Citadel Broadcasting believes it is not unduly reliant upon the performance of any single station. Citadel Broadcasting also believes that the diversity of its portfolio of radio stations helps insulate Citadel Broadcasting from downturns in specific markets and changes in format preferences.

     Citadel Broadcasting's principal executive offices are located at City Center West, Suite 400, 7201 West Lake Mead Boulevard, Las Vegas, Nevada, 89128, and its telephone number is (702) 804-5200.

CORPORATE HISTORY AND RECENTLY COMPLETED TRANSACTIONS

     Citadel Broadcasting was incorporated in Nevada in 1991, and in 1992 it acquired all of the radio stations then owned or operated by Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership and certain other radio stations. Lawrence R. Wilson, Chief Executive Officer of Citadel Broadcasting, was a co-founder and one of the two general partners of Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership. In 1993, Citadel Communications Corporation was incorporated and Citadel Broadcasting was reorganized as a wholly owned subsidiary of Citadel Communications. Citadel Communications currently owns all of the issued and outstanding common stock of Citadel

Broadcasting. Citadel License was incorporated in Nevada in 1996. Citadel Broadcasting acquired ownership of additional radio stations in each of 1993, 1994, 1996, 1997, 1998 and 1999.

     In various transactions completed since January 1, 1997, Citadel Broadcasting has acquired ownership of, or the right to operate, in 19 markets an aggregate of 93 stations, the right to construct an additional station and certain related assets, including various internet access service providers, for an aggregate purchase price of approximately $345.2 million, including amounts paid by Citadel Communications. Citadel Broadcasting has sold in three markets an aggregate of six stations for an aggregate sale price of approximately $3.0 million.

     On July 3, 1997, Citadel Broadcasting sold $101.0 million principal amount of its 10-1/4% Senior Subordinated Notes due 2007 and 1.0 million shares of its 13-1/4% Exchangeable Preferred Stock which, subject to various conditions, at the option of Citadel Broadcasting, are exchangeable into Citadel Broadcasting's 13-1/4% Subordinated Exchange Debentures due 2009.

     On July 7, 1998, Citadel Communications completed an initial public offering of 6,880,796 shares of its common stock, at $16.00 per share. Of such shares, Citadel Communications sold 6,250,000 shares and several stockholders of Citadel Communications sold 630,796 shares. On July 14, 1998, Citadel Communications sold 1,032,119 additional shares when the underwriters exercised their over-allotment option. The aggregate net proceeds to Citadel Communications were approximately $106.6 million, which were used to repay a portion of the outstanding indebtedness under Citadel Broadcasting's credit facility. Citadel Communications did not receive any of the proceeds from the sale of shares by the selling stockholders.

     On November 19, 1998, Citadel Broadcasting sold $115.0 million principal amount of its 9-1/4% Senior Subordinated Notes due 2008 in order to finance several acquisitions, repay indebtedness under the credit facility and provide cash for working capital purposes.

THE PENDING TRANSACTIONS

     There are several transactions currently pending which, if completed, would result in Citadel Broadcasting purchasing 14 FM and 10 AM radio stations and selling 18 FM and 7 AM radio stations.

     THE CHARLESTON/BINGHAMTON/MUNCIE/KOKOMO ACQUISITION. WSSX-FM, WWWZ-FM, WMGL-FM, WSUY-FM, WNKT-FM, WTMA-AM, WTMZ-AM and WXTC-AM, Charleston, South Carolina, WHWK-FM, WYOS-FM, WAAL-FM, WNBF-AM and WKOP-AM, Binghamton, New York, WMDH-FM and WMDH-AM, Muncie, Indiana and WWKI-FM, Kokomo, Indiana. On November 23, 1998, Citadel Broadcasting entered into an Asset Purchase Agreement with Wicks Broadcast Group Limited Partnership and related entities to acquire substantially all of the assets of WSSX-FM, WWWZ-FM, WMGL-FM, WSUY-FM, WNKT-FM, WTMA-AM, WTMZ-AM and WXTC-AM, Charleston, South Carolina, WHWK-FM, WYOS-FM, WAAL-FM, WNBF-AM and WKOP-AM, Binghamton, New York, WMDH-FM and WMDH-AM, Muncie, Indiana and WWKI-FM, Kokomo, Indiana, for an aggregate purchase price of approximately $77.0 million in cash. Citadel Broadcasting has delivered an irrevocable letter of credit in favor of the sellers, issued by BankBoston, N.A., in the amount of $5.0 million to secure Citadel Broadcasting's obligations under the asset purchase agreement.

     The asset purchase agreement contains customary representations and warranties of the parties, and completion of the acquisition of the stations is subject to conditions including (1) the receipt of the consent of the Federal Communications Commission, which is referred to in this report as the FCC, to the assignment of the station licenses to Citadel Broadcasting, (2) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which is referred to in this report as the Hart-Scott-Rodino Act, and (3) the receipt of consents to the assignment to Citadel Broadcasting of certain contracts relating to the stations. An application seeking FCC approval was filed with the FCC on December 2, 1998. A petition to deny the application was filed in February 1999 by a Binghamton radio broadcasting competitor. Citadel Broadcasting received early termination of the applicable Hart-Scott-Rodino Act waiting period on December 18, 1998. Citadel Broadcasting anticipates that if the acquisition of these stations closes, it will close in the second quarter of 1999. Citadel Broadcasting does not own any other radio stations in these markets.

     THE WILKES-BARRE/SCRANTON ACQUISITION. WKQV-FM and WKQV-AM, Wilkes-Barre/Scranton, Pennsylvania. On January 11, 1999, Citadel Broadcasting entered into an Asset Purchase Agreement with Monroe and Delaware Holdings, Inc. under which Citadel Broadcasting has agreed to acquire certain assets used or useful in the operation of radio station WKQV-FM serving the Wilkes-Barre/Scranton market for an aggregate purchase price of approximately $1.0 million. On January 11, 1999, Citadel Broadcasting also entered into an Asset Purchase Agreement with Robert C. Cordaro, Inc. under which Citadel Broadcasting has agreed to acquire certain assets used or useful in the operation of radio station WKQV-AM serving the Wilkes-Barre/Scranton market for an aggregate purchase price of approximately $0.4 million. Citadel Broadcasting has operated WKQV-FM and WKQV-AM under a local marketing agreement and a joint sales agreement, respectively, since July 1997.

     Each of the asset purchase agreements contains customary representations and warranties of the parties, and completion of each station acquisition is subject to conditions including (1) the receipt of FCC consent to the assignment of the station license to Citadel Broadcasting and (2) the receipt of consents to the assignment to Citadel Broadcasting of certain contracts relating to the station. The closing of each acquisition is not contingent upon the closing of the other. Applications seeking FCC approval were filed with the FCC on January 19, 1999, and grants of the applications were received on March 8, 1999. Citadel Broadcasting anticipates that if the acquisitions of WKQV-FM and WKQV-AM close, they will close in the second quarter of 1999. If these transactions are completed, Citadel Broadcasting will own seven FM and five AM radio stations in Wilkes-Barre/Scranton.

     THE MARATHON DISPOSITION. KKTT-FM, KEHK-FM and KUGN-AM, Eugene, Oregon, KAKT-FM, KBOY-FM, KCMX-FM, KTMT-FM, KCMX-AM and KTMT-AM, Medford, Oregon, KEYW-FM, KORD-FM, KXRX-FM, KTHK-FM and KFLD-AM, Tri-Cities, Washington, KCTR-FM, KKBR-FM, KBBB-FM, KMHK-FM and KBUL-AM, Billings, Montana, WQKK-FM and WGLU-FM, Johnstown, Pennsylvania and WQWK-FM, WNCL-FM, WRSC-AM and WBLF-AM, State College, Pennsylvania. On January 13, 1999, Citadel Broadcasting entered into an Asset Purchase Agreement with Marathon Media, L.P. under which Marathon has agreed to acquire substantially all of the assets of Citadel Broadcasting's 18 FM radio stations and 7 AM radio stations serving the Eugene, Oregon, Medford, Oregon, Tri-Cities, Washington, Billings, Montana, Johnstown, Pennsylvania and State College, Pennsylvania markets for an aggregate purchase price of approximately $26.0 million, consisting of $25.5 million in cash and a $500,000 promissory note. Of the cash portion, $1.0 million has been deposited into escrow to secure Marathon Media's obligations under the asset purchase agreement. The promissory note will bear no interest unless a payment default occurs, and the principal is to be paid in $100,000 installments on each of the first through fifth anniversaries of the closing of the transaction. The note will also provide for a mandatory prepayment upon the occurrence of certain events and will permit optional prepayment.

     The asset purchase agreement contains customary representations and warranties of the parties, and consummation of the acquisition of the stations is subject to conditions including (1) the receipt of FCC consent to the assignment of the station licenses to Marathon Media, (2) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Act and (3) the receipt of consents to the assignment to Marathon of certain contracts relating to the stations. An application seeking FCC approval was filed with the FCC on February 8, 1999. On March 5, 1999, Citadel Communications received a request for additional information and documents from the Department of Justice relating, Citadel Broadcasting believes, primarily to stations in Billings. Under the applicable rules, this request extends the waiting period under the Hart-Scott-Rodino Act for a period of 20 days after receipt by the Department of Justice of the information and documents requested from all parties from whom such information and documents have been requested. Citadel Broadcasting anticipates that if the sale of these stations closes, it will close in the second quarter of 1999. If the transaction is completed, Citadel Broadcasting expects to use the cash proceeds to repay debt under its credit facility expected to be outstanding at that time. Citadel Broadcasting does not own any other radio stations serving these markets.

     COLORADO SPRINGS AND SPOKANE TRANSACTIONS. KKLI-FM, KSPZ-FM, KVOR-AM and KTWK-AM, Colorado Springs, Colorado and KEYF-FM and KEYF-AM, Spokane, Washington. On February 24, 1999, Citadel Broadcasting entered into an Asset Purchase Agreement with Capstar Acquisition Company, Inc.

under which Citadel Broadcasting has agreed to acquire from Capstar radio station KSPZ-FM in Colorado Springs in exchange for Citadel Broadcasting's radio station KKLI-FM in Colorado Springs. On February 24, 1999, Citadel Broadcasting entered into a second Asset Purchase Agreement with Capstar under which Citadel Broadcasting has agreed to acquire radio stations KVOR-AM and KTWK-AM in Colorado Springs and radio stations KEYF-FM and KEYF-AM in Spokane for the aggregate purchase price of approximately $10.0 million in cash.

     Capstar is acquiring the five stations to be sold to Citadel Broadcasting in connection with the merger of Capstar and Triathlon Broadcasting Company. Citadel Broadcasting and Triathlon Broadcasting Company are currently parties to a joint sales agreement under which Citadel Broadcasting sells advertising for radio stations KSPZ-FM, KVOR-AM and KTWK-AM as well as one other FM radio station in Colorado Springs and radio stations KEYF-FM and KEYF-AM and one other FM and one other AM radio station in Spokane. If the transactions contemplated with Capstar are completed, the joint sales agreement will be terminated.

     Completion of the acquisition and disposition of the stations is subject to conditions including (1) the receipt of FCC consent to the assignment of the station licenses to Citadel Broadcasting and to Capstar, as applicable, (2) the closing of Capstar's merger with Triathlon Broadcasting Company and (3) the termination of the joint sales agreement. An application seeking FCC approval was filed with the FCC on February 8, 1999, the parties having entered into a letter of intent on February 2, 1999 with respect to these transactions.

     The parties intend to complete the foregoing transactions concurrently and prior to receipt of final orders from the FCC. Until the orders become final, third parties may file a request for reconsideration or judicial review or the FCC may reconsider an initial grant on its own motion. Such action could expose Citadel Broadcasting to a modification or set aside of the initial approval. There can be no assurance that a modification or set aside will not occur. See the discussion below under the caption "Federal Regulation of Radio Broadcasting" and the subcaption "Ownership Matters."

     KNJY-FM, Spokane, Washington. On February 2, 1999, Citadel Broadcasting entered into an Asset Purchase Agreement with AGM-Nevada, L.L.C. under which Citadel Broadcasting has agreed to acquire substantially all of the assets of radio station KNJY-FM serving the Spokane market for the purchase price of approximately $4.2 million. Citadel Broadcasting has delivered an irrevocable letter of credit in favor of the seller, issued by BankBoston, N.A., in the amount of $225,000 to secure Citadel Broadcasting's obligations under the asset purchase agreement.

     The asset purchase agreement contains customary representations and warranties of the parties, and completion of the acquisition is subject to conditions including (1) the receipt of FCC consent to the assignment of the station license to Citadel Broadcasting, (2) the closing of the Spokane transactions with Capstar discussed above and (3) the receipt of consents to the assignment to Citadel Broadcasting of contracts relating to the station. An application seeking FCC approval was filed with the FCC on February 8, 1999.

     If the KNJY-FM acquisition and the transactions with Capstar are completed, Citadel Broadcasting will own four FM and three AM radio stations in Spokane and three FM and two AM radio stations in Colorado Springs.

INFORMATION ABOUT STATION AND MARKET DATA

     Unless otherwise indicated in this report:

     - All metropolitan statistical area rank information and information concerning the number of stations in a market for all markets and market revenue information, station group market share and rank information for the Allentown/Bethlehem, Harrisburg/Carlisle, York, Baton Rouge, Charleston, Lafayette, Saginaw and Binghamton markets have been obtained from Investing in Radio 1998 Market Report (4th ed.) published by BIA Publications, Inc.

     - Market revenue, station group market revenue share and rank information for the Providence, Salt Lake City, Wilkes-Barre/Scranton, Albuquerque, Little Rock, Spokane, Colorado Springs, Modesto,

Boise and Reno markets has been obtained from the December 31, 1998 Miller, Kaplan Market Revenue Report, a publication of Miller, Kaplan, Arase & Co., Certified Public Accountants.

     - All market revenue, station group market revenue share and rank information is given for 1998.

     - All audience share and primary demographic share and rank information is given for 1998 and has been obtained from the Fall 1998 Radio Market Report published by The Arbitron Company.

     - Information concerning the number of viable stations in a market has been obtained from Duncan's Radio Market Guide (1997 ed.) compiled by Duncan's American Radio, Inc. This guide defines viable stations as stations which are active and viable competitors for advertising dollars in the market. If the total number of viable AM or viable FM stations within a market was not a whole number, that number has been rounded up to the nearest whole number. A viable AM/FM combination has been counted as one viable FM station.

     A radio station's designated market may be different from its community of license. If a radio station's call letters have changed during the time Citadel Broadcasting has owned or operated the station, the station is described by its call letters currently in use, unless otherwise indicated.

     The two components of broadcast cash flow are gross revenue, net of agency commissions, and operating expenses, excluding depreciation and amortization, corporate general and administrative expenses and non-cash and non-recurring charges. Broadcast cash flow assists in comparing performance on a consistent basis across companies without regard to depreciation and amortization, which can vary significantly depending on accounting methods, particularly when acquisitions are involved. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, management believes that it is useful to an investor in evaluating Citadel Broadcasting because it is widely used in the broadcasting industry to evaluate a radio company's operating performance. However, broadcast cash flow should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles as a measure of liquidity or profitability.

OPERATING STRATEGY

     In order to maximize its radio stations' appeal to advertisers, and thus its revenue and cash flow, Citadel Broadcasting has implemented the strategies described below. Citadel Broadcasting intends to continue to expand its existing strategies and to develop new methods to enhance revenue and reduce costs.

     OWNERSHIP OF STRONG STATION GROUPS. Citadel Broadcasting seeks to secure and maintain a leadership position in the markets it serves by owning multiple stations in those markets. By strategically coordinating programming, promotional and selling strategies among a group of local stations, Citadel Broadcasting attempts to capture a wide range of demographic listener groups which appeal to advertisers. Citadel Broadcasting believes that the diversification of its programming formats and its collective inventory of available advertising time strengthen relationships with advertisers and increase Citadel Broadcasting's ability to maximize the value of its inventory. Citadel Broadcasting believes that having multiple stations in a market also enhances its ability to market the advantages of radio advertising versus other advertising media, such as newspapers and television, thus potentially increasing radio's share of the total advertising dollars spent in a given market.

     Citadel Broadcasting believes that its ability to leverage the existing programming and sales resources of its station groups enables it to enhance the growth potential of both new and underperforming stations while reducing the risks associated with undertaking means of improving station performance, including launching new formats. Citadel Broadcasting also believes that operating leading station groups allows it to attract and retain talented local management teams, on-air personalities and sales personnel, which it believes are essential to operating success. Furthermore, Citadel Broadcasting seeks to achieve substantial cost savings through the consolidation in each of its markets of facilities, management, sales and administrative personnel and operating resources, such as on-air talent, programming and music research, and through the reduction of other redundant expenses.

     AGGRESSIVE SALES AND MARKETING. Citadel Broadcasting seeks to maximize its share of local advertising revenue in each of its markets through various sales and marketing initiatives. Citadel Broadcasting provides extensive training for its sales personnel through in-house sales and time management programs, and it retains various independent consultants who hold frequent seminars for, and are available for consultation with, its sales personnel. Citadel Broadcasting also emphasizes regular, informal exchanges of ideas among its management and sales personnel across its various markets. Because advertising time is perishable, Citadel Broadcasting seeks to maximize its revenue by utilizing sophisticated inventory management techniques that allow it to provide its sales personnel with frequent price adjustments based on regional and local market conditions. To further strengthen its relationship with advertisers, Citadel Broadcasting also offers and markets its ability to create customer traffic through on-site events staged at, and broadcast from, the advertisers' business locations. Citadel Broadcasting believes that, prior to their acquisition by Citadel Broadcasting, many of its acquired stations had underperformed in sales, due primarily to undersized sales staffs responsible for selling inventory on multiple stations. Accordingly, Citadel Broadcasting has significantly expanded the sales forces of many of its acquired stations.

     TARGETED PROGRAMMING. To maintain or improve its position in each market, Citadel Broadcasting conducts extensive market research and competitive analyses in order to identify significant and sustainable target audiences. Citadel Broadcasting then tailors the programming, marketing and promotion of each station to maximize its appeal to its target audience. Citadel Broadcasting attempts to build strong markets by:

     - creating distinct, highly visible profiles for its on-air personalities, particularly those broadcasting during morning drive time traditionally between 6:00 a.m. and 10:00 a.m.,

     - formulating recognizable brand names for select stations such as the "Bull" and "Cat Country," and

     - actively participating in community events and charities.

     DECENTRALIZED OPERATIONS. Citadel Broadcasting believes that radio is primarily a local business and that much of its success is the result of the efforts of regional and local management and staff. Accordingly, Citadel Broadcasting decentralizes much of its operations to these levels. Each of Citadel Broadcasting's regional and local station groups is managed by a team of experienced broadcasters who understand the musical tastes, demographics and competitive opportunities of the particular market. Regional and local managers are responsible for preparing annual operating budgets, and a portion of their compensation is linked to meeting or surpassing their operating targets. Corporate management approves each station group's annual operating budget and imposes strict financial reporting requirements to track station performance. Corporate management is responsible for long range planning, establishing corporate policies and serving as a resource to local management. Citadel Broadcasting has implemented local sales reporting systems at each station to provide local and corporate management with daily sales information.

ACQUISITION STRATEGY

     In February 1996, as a result of the passage of the Telecommunications Act of 1996, which is referred to in this report as the Telecommunications Act, radio broadcasting companies were permitted to increase their ownership of stations within a single market from four to a maximum of between five and eight stations, depending on market size. The Telecommunications Act also eliminated the national ownership restriction that generally had limited companies to the ownership of no more than 40 stations (20 AM and 20 FM) throughout the United States.

     Citadel Broadcasting's acquisition strategy is focused on acquiring additional radio stations in both its existing markets and in new markets in which Citadel Broadcasting believes it can effectively use its operating strategies. Citadel Broadcasting anticipates that it will continue to focus on mid-sized markets rather than attempt to expand into larger markets. Although competition among potential purchasers for suitable radio station acquisitions is intense throughout the United States, Citadel Broadcasting believes that less competition exists, particularly from the larger radio operators, in mid-sized markets. This affords Citadel Broadcasting relatively more attractive acquisition opportunities in these markets. There can be no assurance, however, that Citadel Broadcasting will be able to identify suitable and available acquisition opportunities or that it will be able to complete any such acquisition opportunities. Additional risks and uncertainties related to Citadel Broadcasting's acquisition strategy are discussed below under the captions "Federal Regulation of Radio Broadcasting" and "Certain Investment Considerations."

     In evaluating acquisition opportunities in new markets, Citadel Broadcasting assesses its potential to build leading radio station groups in those markets over time. Citadel Broadcasting believes that the creation of strong station groups in local markets is essential to its operating success and generally will not consider entering a new market unless it believes it can acquire multiple stations in the market. Citadel Broadcasting also analyzes a number of additional factors which it believes are important to its success, including the number and quality of commercial radio signals broadcasting in the market, the nature of the competition in the market, Citadel Broadcasting's ability to improve the operating performance of the radio station or stations under consideration and the general economic conditions of the market.

     Citadel Broadcasting believes that its acquisition strategy, if properly implemented, could have a number of benefits, including:

     - diversified revenue and broadcast cash flow across a greater number of stations and markets,

     - improved broadcast cash flow margins through the consolidation of facilities and the elimination of redundant expenses,

     - broadened range of advertising packages to offer advertisers,

     - improved leverage in various key vendor negotiations,

     - enhanced appeal to top industry management talent, and

     - increased overall scale which should facilitate Citadel Broadcasting's capital raising activities.

RADIO INDUSTRY OVERVIEW

     Radio stations generate the majority of their revenue from the sale of advertising time to local and national spot advertisers and national network advertisers. Radio serves primarily as a medium for local advertising. From 1987 to 1996, local advertising revenue as a percentage of total radio advertising revenue has ranged from approximately 74% to 78%, as reported in Veronis Suhler Industry Forecasts (11th ed.). The growth in total radio advertising revenue tends to be fairly stable. Total radio advertising revenue in 1998 of $15.4 billion represented a 11.7% increase over 1997, as reported by the Radio Advertising Bureau.

     Radio is considered to be an efficient means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format, such as country, adult contemporary, oldies or news/talk. A station's format and style of presentation enable it to target particular demographic and psychographic groups. By capturing a specific listening audience share of a market's radio audience, with particular concentration in a targeted demographic group, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations utilize data published by audience measuring services, such as The Arbitron Company, to estimate how many people within particular geographical markets and demographic groups listen to specific stations.

     Stations determine the number of advertisements broadcast hourly that will maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

     A station's local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. To generate national advertising sales, a station typically will engage a firm that specializes in soliciting radio advertising sales on a national level. National sales representatives obtain advertising principally from advertising agencies located outside the station's market and receive commissions based on the revenue from the advertising obtained.

STATION PORTFOLIO

     If all of the pending transactions described under the caption "Pending Transactions" above are completed, Citadel Broadcasting will own 71 FM and 35 AM radio stations in 20 mid-sized markets, operate one additional FM radio station in Reno pursuant to a local marketing agreement and have the right to construct one additional FM radio station in Little Rock. The following table sets forth information about stations owned or operated by Citadel Broadcasting after giving effect to its pending transactions.

     As you review the information in the following table, you should note the following:

     - The year acquired shown in the table below includes acquisitions made by Citadel Broadcasting's predecessors, Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership,

     - The abbreviation "MSA" in the MSA Rank column means metropolitan statistical area, the abbreviation "LMA" in the Year Acquired/LMA column means local marketing agreement and the abbreviation "JSA" in the Year Acquired/LMA column means joint sales agreement,

     - The symbol "*" indicates a station which is the subject of one of Citadel Broadcasting's pending transactions. The completion of each of the pending transactions is subject to conditions to closing. Although Citadel Broadcasting believes these conditions are customary for transactions of this type and will be satisfied, there can be no assurance that such closing conditions will be satisfied. See the discussion above under the caption "The Pending Transactions,"

     - The letter "t" in the Station Rank in Primary Demographic Target column in the table denotes that a station tied with one or more other radio stations,

     - The letters "NA" denotes that information is not available,

     - A dash in either the Station Rank in Primary Demographic Target or Radio Group Market Revenue Share columns in the table denotes that information is not meaningful,

     - The letter "A" designates adults, the letter "W" designates women, the letter "M" designates men and the letter "C" designates children. The numbers following each letter designate the range of ages included within the demographic group,

     - Combined stations are simulcast. Rank and audience share information is given on a combined basis,

     - The generally accepted method of measuring the relative size of a radio station's audience is by reference to total persons, within specific demographic groups, Monday--Sunday, 6:00 a.m-12:00 midnight average quarter hour shares, as published by The Arbitron Company. Arbitron periodically samples radio listeners in defined market areas, principally through the use of diaries returned by selected listeners. A station's average quarter hour share is a percentage computed by dividing the average number of persons listening to a particular station for at least five minutes during an average quarter hour in a given time period by the average number of such persons for all stations in the market area. Station Rank in Primary Demographic Target in the table is the ranking of a station among all stations in its target demographic group based upon the station's average quarter hour shares. Arbitron compiles ratings data for various demographic groups. All information concerning ratings and audience listening information used in this report is given in accordance with the method described above and derived from the Arbitron Reports,

     - Radio Group Market Revenue Share in the table was derived for each radio group by summing the market share of revenue of each station included within the group. Radio Group Rank in Market Revenue in the table is the ranking, by radio group market revenue, of each of Citadel Broadcasting's radio groups in its market among all other radio groups in that market,

     - Pending their acquisition by Citadel Broadcasting, Citadel Broadcasting operates WKQV-FM and WKQV-AM in Wilkes-Barre/Scranton under a local marketing agreement and a joint sales agree-
ment, respectively, and KEYF-AM and KEYF-FM in Spokane and KSPZ-FM, KVOR-AM and KTWK-AM in Colorado Springs under a joint sales agreement,

     - Citadel Broadcasting operates KXXL-FM in Reno under a local marketing agreement,

     - Three of the stations listed as Little Rock stations serve the surrounding communities outside of Little Rock, and

     - KATM-FM, KHKK-FM/KDJK-FM and KHOP-FM, listed under Modesto, California, also broadcast in the adjacent Stockton, California market where, in the Fall 1998 Arbitron Report, they ranked first, third and seventh in their primary demographic targets, respectively.

                                                                                        STATION   STATION
                                                                                         RANK     AUDIENCE
                                                                                          IN      SHARE IN    RADIO
                                                                             PRIMARY    PRIMARY   PRIMARY     GROUP      RADIO
                                         STATION                              DEMO-      DEMO-     DEMO-     MARKET    GROUP RANK
       RADIO GROUP/         MSA        PROGRAMMING             YEAR          GRAPHIC    GRAPHIC   GRAPHIC    REVENUE   IN MARKET
   STATION CALL LETTERS     RANK         FORMAT            ACQUIRED/LMA      TARGET     TARGET     TARGET     SHARE     REVENUE
   --------------------     ----   -------------------   ----------------   ---------   -------   --------   -------   ----------
PROVIDENCE, RI............   32                                                                               40.4%      1
Owned
WPRO-AM...................         News/Talk                   1997          A 25-54    11        2.4
WPRO-FM...................         Contemporary Hits           1997          A 18-49    2         8.7
WWLI-FM...................         Adult Contemporary          1997          W 25-54    1         13.8
WSKO-AM...................         Sports                      1997          M 25-54    13        2.2
WXEX-FM...................         Rock                        1997          M 18-34    11t       2.7
WHKK-FM...................         Rock Oldies              1997/1997        A 25-54    13        2.2

SALT LAKE CITY, UT........   36                                                                               24.1%      2
Owned
KUBL-FM...................         Country                     1988          A 25-54    6         5.1
KCNR-AM...................         Children's                  1988          C 4-11     --        --
KFNZ-AM...................         Sports                   1997/1992        M 25-54    8t        4.0
KBEE-FM...................         Adult Contemporary       1997/1992        W 18-49    10t       4.1
KBER-FM...................         Album Oriented Rock      1997/1996        A 18-34    7         6.0
KENZ-FM...................         Rock Alternative       1997/1996(JSA)     A 18-34    1         9.0

WILKES-BARRE/
 SCRANTON, PA.............   64                                                                               29.4%      2
Owned
WMGS-FM...................         Adult Contemporary          1997          W 25-54    1         17.2
WARM-AM...................         News/Talk                   1997          A 35-64    11t       1.4
WZMT-FM...................         Album Oriented Rock         1997          M 18-34    2         13.5
WAZL-AM...................         Nostalgia                   1997          A 35-64    35t       0.2
WEMR-FM...................         Contemporary Hits        1998/1997        W 18-34    20t       .00
WCTP-FM/WCTD-FM...........         Country                  1998/1997        A 35-64    10        2.1
WCDL-AM...................         Country                  1998/1997        A 35-64    --        --
WBHT-FM...................         Country                  1999/1997        A 35-64    11t       1.9
WEMR-AM...................         Simulcast with           1998/1997        A 35-64    36t       .00
                                   WBHT-FM
*WKQV-AM..................         Sports                pending/1997(JSA)   M 25-54    --        --
*WKQV-FM..................         Simulcast with          pending/1997      M 18-34    7         4.7
                                   WZMT-FM
ALLENTOWN/
 BETHLEHEM, PA............   67                                                                               26.5%      2
Owned
WCTO-FM...................         Country                     1997          A 25-54    1         13.4
WLEV-FM...................         Adult Contemporary       1997/1997        W 25-54    1         17.6

ALBUQUERQUE, NM...........   71                                                                               55.7%      1
Owned
KKOB-AM...................         News/Talk                   1994          A 25-54    2t        7.8
KKOB-FM...................         Adult Contemporary          1994          W 25-54    6         5.4
KMGA-FM...................         Adult Contemporary          1994          W 25-54    7         5.0
KHTL-AM...................         News/Talk                   1994          A 35-64    23t       0.7
KTBL-FM...................         Country                1996/1995(JSA)     A 25-54    9         4.1
KHFM-FM...................         Classical                   1996          A 25-54    12t       2.7
KNML-AM...................         Sports                      1996          M 25-54    18t       1.6
KRST-FM...................         Country                  1996/1996        A 25-54    1         8.2

HARRISBURG/
 CARLISLE, PA.............   74                                                                               22.5%      3
Owned
WRKZ-FM...................         Country                     1997          A 25-54    8         4.5
WQXA-FM...................         Rock                        1997          M 18-34    1         20.7
WHYL-FM...................         Simulcast with           1999/1998        A 25-54    13        1.9
                                   WRKZ-FM
WHYL-AM...................         Nostalgia                1999/1998        A 35-64    26t       0.2

                                                                                        STATION   STATION
                                                                                         RANK     AUDIENCE
                                                                                          IN      SHARE IN    RADIO
                                                                             PRIMARY    PRIMARY   PRIMARY     GROUP      RADIO
                                         STATION                              DEMO-      DEMO-     DEMO-     MARKET    GROUP RANK
       RADIO GROUP/         MSA        PROGRAMMING             YEAR          GRAPHIC    GRAPHIC   GRAPHIC    REVENUE   IN MARKET
   STATION CALL LETTERS     RANK         FORMAT            ACQUIRED/LMA      TARGET     TARGET     TARGET     SHARE     REVENUE
   --------------------     ----   -------------------   ----------------   ---------   -------   --------   -------   ----------
BATON ROUGE, LA...........   82                                                                               27.4%      2
Owned
KQXL-FM...................         Urban Adult                 1999          A 25-54    3         7.5
                                   Contemporary
WXOK-AM...................         Gospel                      1999          A 35-64    6         6.8
WEMX-FM...................         Urban                       1999          A 18-34    1         16.8
WKJN-FM...................         Country                     1999          A 25-54    14t       2.2
WIBR-AM...................         Sports                      1999          M 25-54    --        --

LITTLE ROCK, AR...........   83                                                                               38.2%      2
Owned
KARN-AM/KARN-FM/
KKRN-FM...................         News/Talk/Sports         1997/1997        A 25-54    7         5.7
KIPR-FM...................         Urban                    1997/1997        A 18-49    2t        8.9
KOKY-FM...................         Urban Adult              1997/1997        A 25-54    10        4.1
                                   Contemporary
KLAL-FM...................         Modern Adult                1997          A 18-49    11t       3.7
                                   Contemporary
KAFN-FM...................         Not yet operational         1997            NA       NA        NA
KLIH-AM...................         Gospel                      1997          A 25-54    18        1.3
KURB-FM...................         Adult Contemporary          1997          A 25-54    4t        6.5
KVLO-FM...................         Soft Adult                  1997          W 25-54    3         7.7
                                   Contemporary
KAAY-AM...................         Religious                   1998          A 25-54    20t       0.8

SPOKANE, WA...............   87                                                                               53.5%      1
Owned
KGA-AM....................         News/Talk                   1992          A 25-54    10        3.6
KDRK-FM...................         Country                     1992          A 25-54    2         10.0
KAEP-FM...................         Rock Alternative            1993          A 18-34    2         12.2
KJRB-AM...................         Talk/Sports              1993/1993        A 35-64    18t       0.6
*KEYF-AM/FM...............         Oldies                pending/1996(JSA)   A 25-54    5         7.5
*KNJY-FM..................         Rock                      pending         M 18-34    3t        12.4

COLORADO SPRINGS, CO......   94                                                                               59.7%      1
Owned
KKFM-FM...................         Classic Rock                1986          M 25-54    1         13.5
KKMG-FM...................         Contemporary Hits        1994/1990        W 18-34    1         22.2
*KSPZ-FM..................         Oldies                pending/1996(JSA)   A 25-54    8         5.5
*KVOR-AM..................         News/Talk             pending/1996(JSA)   A 35-64    2t        7.9
*KTWK-AM..................         Nostalgia             pending/1996(JSA)   A 35-64    13t       1.7

CHARLESTON, SC............   97                                                                               44.5%      1
Owned.....................
*WSSX-FM..................         Hot Adult                 pending         A 25-54    5t        5.7
                                   Contemporary
*WWWZ-FM..................         Urban                     pending         A 18-34    1         15.2
*WMGL-FM..................         Urban Adult               pending         A 25-54    9t        4.4
                                   Contemporary
*WSUY-FM..................         Soft Adult                pending         W 25-54    5t        6.0
                                   Contemporary
*WNKT-FM..................         Country                   pending         A 25-54    4         6.2
*WTMA-AM..................         News/Talk                 pending         A 25-54    11t       4.1
*WTMZ-AM..................         News                      pending         A 25-54    25t       0.3
*WXTC-AM..................         Urban Gospel              pending         A 25-54    13t       2.8

LAFAYETTE, LA.............   98                                                                               14.2%      4
Owned
KFXZ-FM...................         Gospel                      1999          A 35-64    6t        4.4
KNEK-FM...................         Urban Adult                 1999          A 25-54    8         4.7
                                   Contemporary
KNEK-AM...................         Urban Adult                 1999          A 25-54    --        --
                                   Contemporary
KRRQ-FM...................         Urban                       1999          A 18-34    1         15.3

                                                                                        STATION   STATION
                                                                                         RANK     AUDIENCE
                                                                                          IN      SHARE IN    RADIO
                                                                             PRIMARY    PRIMARY   PRIMARY     GROUP      RADIO
                                         STATION                              DEMO-      DEMO-     DEMO-     MARKET    GROUP RANK
       RADIO GROUP/         MSA        PROGRAMMING             YEAR          GRAPHIC    GRAPHIC   GRAPHIC    REVENUE   IN MARKET
   STATION CALL LETTERS     RANK         FORMAT            ACQUIRED/LMA      TARGET     TARGET     TARGET     SHARE     REVENUE
   --------------------     ----   -------------------   ----------------   ---------   -------   --------   -------   ----------
YORK, PA..................  103                                                                                1.2%      5
Owned
WQXA-AM...................         Nostalgia                   1997          A 35-64    22t       0.6

MODESTO, CA...............  121                                                                               67.8%      1
Owned
KATM-FM...................         Country                     1992          A 25-54    1         15.7
KANM-AM...................         Sports                      1992          M 25-54    11t       2.2
KHKK-FM/KDJK-FM...........         Rock Oldies           1993/1993(KHKK)     A 25-54    2         11.1
KHOP-FM...................         Album Oriented Rock         1996          A 18-34    1         12.3

SAGINAW/ BAY
CITY, MI..................  124                                                                               47.1%      1
Owned
WKQZ-FM...................         Rock                        1999          M 18-49    1         18.4
WMJK-FM/WMJA-FM...........         Classic Rock                1999          M 25-54    12t       2.1
WIOG-FM...................         Hot Adult                   1999          A 25-54    4         8.9
                                   Contemporary
WGER-FM...................         Soft Adult                  1999          W 25-54    3t        10.2
                                   Contemporary
WSGW-AM...................         News/Talk                   1999          A 25-54    6t        5.9

BOISE, ID.................  126                                                                               44.3%      2
Owned
KIZN-FM...................         Country                  1998/1997        A 25-54    4         7.5
KZMG-FM...................         Contemporary Hits        1998/1997        W 18-34    2         12.7
KKGL-FM...................         Classic Rock             1998/1997        M 25-54    6t        5.4
KQFC-FM...................         Country                  1998/1997        A 25-54    3         7.9
KBOI-AM...................         News/Talk                1998/1997        A 35-64    6         4.8

RENO, NV..................  130                                                                               50.2%      1
Owned
KBUL-FM...................         Country                     1992          A 25-54    3         9.3
KKOH-AM...................         News/Talk                   1992          A 25-54    4         6.9
KNEV-FM...................         Adult Contemporary       1993/1993        W 18-49    4         9.4
KNHK-FM...................         Rock Oldies              1997/1997        A 25-54    11        4.0
Operated
KXXL-FM...................         Country                  1998(LMA)        A 25-54    --        --

BINGHAMTON, NY............  165                                                                               63.1%      1
Owned
*WHWK-FM..................         Country                   pending         A 25-54    1         16.6
*WYOS-FM..................         Oldies                    pending         A 25-54    3         9.6
*WAAL-FM..................         Album Oriented Rock       pending         M 25-54    1         20.4
*WNBF-AM..................         News/Talk                 pending         A 25-54    9         2.7
*WKOP-AM..................         Nostalgia                 pending         A 35-64    --        --

MUNCIE, IN................   NA                                                                                 NA       NA
Owned
*WMDH-FM..................         Country                   pending         A 25-54    NA        NA
*WMDH-AM..................         News/Talk                 pending         A 25-54    NA        NA

KOKOMO, IN................   NA                                                                                 NA       NA
Owned
*WWKI-FM..................         Country                   pending         A 25-54    NA        NA

     The following is a description of the markets served by Citadel Broadcasting's radio stations and those stations which Citadel Broadcasting has entered into agreements to acquire. The description gives effect to the pending radio station sales described above under the caption "Pending Transactions."

     PROVIDENCE, RHODE ISLAND. Citadel Broadcasting owns four FM and two AM radio stations in Providence. Providence has a metropolitan statistical area rank of 32, and had market revenue of approximately $43.2 million in 1998, an approximate 5.8% increase over 1997. There are 37 stations in the Providence market, including ten viable FM and three viable AM stations. The six stations owned by Citadel Broadcasting rank first in the market in terms of their combined gross revenue, with approximately 40.4% of the market revenue in 1998.

     SALT LAKE CITY, UTAH. Citadel Broadcasting owns four FM and two AM radio stations in Salt Lake City. Salt Lake City has a metropolitan statistical area rank of 36, and had market revenue of approximately $69.4 million in 1998, an approximate 12.9% increase over 1997. There are 43 stations in the Salt Lake City market, including 16 viable FM and four viable AM stations. The six stations owned by Citadel Broadcasting rank second in the market in terms of their combined gross revenue, with approximately 24.1% of the market revenue in 1998.

     WILKES-BARRE/SCRANTON, PENNSYLVANIA. Citadel Broadcasting owns six FM and four AM radio stations and operates one FM radio station and one AM radio station under a local marketing agreement and a joint sales agreement, respectively, in Wilkes-Barre/Scranton. Citadel Broadcasting has exercised its options to purchase the one FM radio station and the one AM radio station it currently operates. See the discussion above under the caption "The Pending Transactions." Wilkes-Barre/Scranton has a metropolitan statistical area rank of 64, and had market revenue of approximately $21.6 million in 1998, an approximate 1.9% increase over 1997. There are 40 stations in the Wilkes-Barre/Scranton market, including ten viable FM and four viable AM stations. The ten stations owned by Citadel Broadcasting together with the two stations it has entered into agreements to acquire rank second in the market in terms of their combined gross revenue, with approximately 29.4% of market revenue in 1998.

     ALLENTOWN/BETHLEHEM, PENNSYLVANIA. Citadel Broadcasting owns two FM radio stations in Allentown/ Bethlehem. Allentown/Bethlehem has a metropolitan statistical area rank of 67, and had market revenue of approximately $25.9 million in 1998, an approximate 6.6% increase over 1997. There are 19 stations in the Allentown market, including six viable FM and three viable AM stations. The two stations owned by Citadel Broadcasting rank second in the market in terms of their combined gross revenue, with approximately 26.5% of market revenue in 1998.

     ALBUQUERQUE, NEW MEXICO. Citadel Broadcasting owns five FM and three AM radio stations in Albuquerque. Albuquerque has a metropolitan statistical area rank of 71, and had market revenue of approximately $39.1 million in 1998, an approximate 10.4% increase over 1997. There are 37 stations in the Albuquerque market, including 17 viable FM and three viable AM stations. The eight stations owned by Citadel Broadcasting rank first in the market in terms of their combined gross revenue, with approximately 55.7% of the market revenue in 1998.

     HARRISBURG/CARLISLE, PENNSYLVANIA AND YORK, PENNSYLVANIA. Citadel Broadcasting owns three FM radio stations and one AM radio station in Harrisburg and one AM radio station in York. Harrisburg/Carlisle and York are adjacent markets with numerous overlapping radio signals. Citadel Broadcasting expects to continue operating these stations as a single station group.

     Harrisburg/Carlisle has a metropolitan statistical area rank of 74, and had market revenue of approximately $28.1 million in 1998, an approximate 6.0% increase from 1997. There are 23 stations in the Harrisburg/Carlisle market, including eight viable FM and three viable AM stations. The four stations owned by Citadel Broadcasting rank third in the market in terms of gross revenue, with approximately 22.5% of the market revenue in 1998.

     York has a metropolitan statistical area rank of 103, and had market revenue of approximately $17.5 million in 1998, an approximate 5.1% increase over 1997. There are 16 stations in the York market, including seven viable FM stations and one viable AM station. The station owned by Citadel Broadcasting ranks fifth in the market in terms of its gross revenue, with approximately 1.2% of the market revenue in 1998.

     BATON ROUGE, LOUISIANA. Citadel Broadcasting owns three FM and two AM radio stations in Baton Rouge. Baton Rouge has a metropolitan statistical area rank of 82, and had market revenue of approximately $24.1 million in 1998, an approximate 6.6% increase over 1997. There are 21 stations in the Baton Rouge market, including nine viable FM and two viable AM stations. The five stations owned by Citadel Broadcasting rank second in the market in terms of their combined gross revenue, with approximately 27.4% of the market revenue in 1998.

     LITTLE ROCK, ARKANSAS. Citadel Broadcasting owns seven FM and three AM radio stations and has the right to construct and operate one additional FM radio station in Little Rock. Little Rock has a metropolitan statistical area rank of 83, and had market revenue of approximately $21.8 million in 1998, an approximate 3.4% increase over 1997. There are 33 stations in the Little Rock market, including 13 viable FM stations and one viable AM station. The ten operating stations owned by Citadel Broadcasting rank second in the market in terms of their combined gross revenue, with approximately 38.2% of market revenue in 1998.

     Citadel Broadcasting also owns the Arkansas Radio Network, which was established in 1968 and is a state-wide news network with affiliates in nearly every county in Arkansas. The Arkansas Radio Network feeds hourly newscasts in addition to agricultural programs, market reports, weather and special events.

     SPOKANE, WASHINGTON. Citadel Broadcasting owns two FM and two AM radio stations in Spokane and has entered into agreements to acquire two FM radio stations and one AM radio station in this market. See the discussion above under the caption "The Pending Transactions." Citadel Broadcasting currently operates under a joint sales agreement two of the stations it has entered into an agreement to acquire. Spokane has a metropolitan statistical area rank of 87, and had market revenue of approximately $16.1 million in 1998, an approximate 10.3% increase over 1997. There are 28 stations in the Spokane market, including 12 viable FM and four viable AM stations. The four stations owned by Citadel Broadcasting together with the three stations it has entered into agreements to acquire rank first in the market in terms of their combined gross revenue, with approximately 53.5% of the market revenue in 1998.

     COLORADO SPRINGS, COLORADO. Citadel Broadcasting owns two FM radio stations in Colorado Springs and has entered into an agreement to acquire one FM radio station and two AM radio stations in this market. See the discussion above under the caption "The Pending Transactions." Citadel Broadcasting currently operates under a joint sales agreement the three stations it has entered into an agreement to acquire. Colorado Springs has a metropolitan statistical area rank of 94, and had market revenue of approximately $21.5 million in 1998, an approximate 16.1% increase over 1997. There are 21 stations in the Colorado Springs market, including 11 viable FM and two viable AM stations. The two stations owned by Citadel Broadcasting together with the three stations it has entered into agreements to acquire rank first in the market in terms of their combined gross revenue, with approximately 59.7% of the market revenue in 1998.

     CHARLESTON, SOUTH CAROLINA. Citadel Broadcasting has entered into an agreement to purchase five FM and three AM radio stations in Charleston. Charleston has a metropolitan statistical area rank of 97 and had market revenue of approximately $19.2 million in 1998, an approximate 6.7% increase over 1997. There are 27 stations in the Charleston market, including 12 viable FM stations and one viable AM station. The eight stations to be acquired by Citadel Broadcasting rank first in the market in terms of their combined gross revenue, with approximately 44.5% of the market revenue in 1998. See the discussion above under the caption "The Pending Transactions."

     LAFAYETTE, LOUISIANA. Citadel Broadcasting owns three FM radio stations and one AM radio station in Lafayette. Lafayette has a metropolitan statistical area rank of 98, and had market revenue of approximately $12.3 million in 1998, an approximate 7.0% increase over 1997. There are 33 stations in the Lafayette market, including 12 viable FM stations and one viable AM station. The four stations owned by Citadel Broadcasting rank fourth in the market in terms of their combined gross revenue, with approximately 14.2% of the market revenue in 1998.

     MODESTO, CALIFORNIA. Citadel Broadcasting owns four FM radio stations and one AM radio station in Modesto. Modesto has a metropolitan statistical area rank of 121, and had market revenue of approximately $15.7 million in 1998, an approximate 8.8% increase over 1997. There are 22 stations in the Modesto market, including nine viable FM and two viable AM stations. The five stations owned by Citadel Broadcasting rank first in the market in terms of their combined gross revenue, with approximately 67.8% of the market revenue in 1998.

     SAGINAW/BAY CITY, MICHIGAN. Citadel Broadcasting owns five FM radio stations and one AM radio station in Saginaw/Bay City. Saginaw/Bay City has a metropolitan statistical area rank of 124, and had market revenue of approximately $19.5 million in 1998, an approximate 4.3% increase over 1997. There are 20 stations in the Saginaw/Bay City market, including ten viable FM and three viable AM stations. The six stations owned by Citadel Broadcasting rank first in the market in terms of their combined gross revenue, with approximately 41.7% of the market revenue in 1998.

     BOISE, IDAHO. Citadel Broadcasting owns four FM radio stations and one AM radio station in Boise. Boise has a metropolitan statistical area rank of 126, and had market revenue of approximately $17.8 million in 1998, an approximate 9.8% increase over 1997. There are 26 stations in the Boise market, including 11 viable FM and three viable AM stations. The five stations owned by Citadel Broadcasting rank second in the market in terms of their combined gross revenue, with approximately 44.3% of market revenue in 1998.

     RENO, NEVADA. Citadel Broadcasting owns three FM radio stations and one AM radio station in Reno. Citadel Broadcasting also operates an additional FM radio station in Reno under a local marketing agreement. Reno has a metropolitan statistical area rank of 130, and had market revenue of approximately $17.5 million in 1998, an approximate 10.4% increase over 1997. There are 25 stations in the Reno market, including 13 viable FM and two viable AM stations. The four stations owned by Citadel Broadcasting together with the station it operates under a local marketing agreement rank first in the market in terms of their combined gross revenue, with approximately 50.2% of the market revenue in 1998.

     BINGHAMTON, NEW YORK. Citadel Broadcasting has entered into an agreement to purchase three FM and two AM radio stations in Binghamton. Binghamton has a metropolitan statistical area rank of 165, and had market revenue of approximately $9.2 million in 1998, an approximate increase of 4.5% over 1997. There are 16 stations in the Binghamton market, including seven viable FM stations and three viable AM stations. The five stations to be acquired by Citadel Broadcasting rank first in the market in terms of their combined gross revenue, with approximately 63.1% of the market revenue in 1998. See the discussion above under the caption "The Pending Transactions."

     MUNCIE, INDIANA. Citadel Broadcasting has entered into an agreement to purchase one FM and one AM radio station in Muncie. Metropolitan statistical area rank, market revenue, the number of stations and viable station data are not available for the Muncie market. See the discussion above under the caption "The Pending Transactions."

     KOKOMO, INDIANA. Citadel Broadcasting has entered into an agreement to purchase one FM radio station in Kokomo. Metropolitan statistical rank, market revenue, the number of stations and viable station data are not available for the Kokomo market. See the discussion above under the caption "The Pending Transactions."

ADVERTISING SALES

     Virtually all of Citadel Broadcasting's revenue is generated from the sale of local, regional and national advertising for broadcast on its radio stations. In 1998, approximately 83.0% of Citadel Broadcasting's net broadcasting revenue was generated from the sale of local and regional advertising. Additional broadcasting revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "General." The major categories of Citadel Broadcasting's advertisers include telephone companies, restaurants, fast food, automotive and grocery. Each station's local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. Citadel Broadcasting pays a higher commission rate to the sales staff for generating direct sales because Citadel Broadcasting believes that through direct advertiser relationships it can better understand the advertiser's business needs and more effectively design an advertising campaign to help the advertiser sell its product. Citadel Broadcasting employs personnel in each of its markets to produce commercials for the advertisers. National sales are made by a firm specializing in radio advertising sales on the national level in exchange for a commission from Citadel Broadcasting that is based on Citadel Broadcasting's gross revenue from the advertising obtained. Regional sales, which Citadel Broadcasting defines as sales in regions surrounding Citadel Broadcasting's markets to companies that advertise in Citadel Broadcasting's markets, are generally made by Citadel Broadcasting's local sales staff.

     Depending on the programming format of a particular station, Citadel Broadcasting estimates the optimum number of advertisements available for sale. The number of advertisements that can be broadcast without jeopardizing listening levels, and the resulting ratings, is limited in part by the format of a particular station. Citadel Broadcasting's stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices based on local market conditions and on Citadel Broadcasting's ability, through its marketing efforts, to provide advertisers with an effective means of reaching a targeted demographic group. Each of Citadel Broadcasting's stations has a general target level of on-air inventory that it makes available for advertising. This target level of inventory for sale may be different at different times of the day but tends to remain stable over time. Much of Citadel Broadcasting's selling activity is based on demand for its radio stations' on-air inventory and, in general, Citadel Broadcasting responds to this demand by varying prices rather than by varying its target inventory level for a particular station. Therefore, most changes in revenue are explained by demand-driven pricing changes rather than by changes in the available inventory.

     Citadel Broadcasting believes that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on:

     - a station's share of audiences in the demographic groups targeted by advertisers, as measured by ratings surveys estimating the number of listeners tuned to the station at various times,

     - the number of stations in the market competing for the same demographic groups,

     - the supply of, and demand for, radio advertising time, and

     - certain qualitative factors.

     Rates are generally highest during morning and afternoon commuting hours.

     A station's listenership is reflected in ratings surveys that estimate the number of listeners tuned to the station and the time they spend listening. Each station's ratings are used by its advertisers and advertising representatives to consider advertising with the station and are used by Citadel Broadcasting to chart audience growth, set advertising rates and adjust programming. The radio broadcast industry's principal ratings service is The Arbitron Company, which publishes periodic ratings surveys for significant domestic radio markets. These surveys are Citadel Broadcasting's primary source of ratings data.

COMPETITION

     The radio broadcasting industry is highly competitive. The success of each of Citadel Broadcasting's stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. Citadel Broadcasting's audience ratings and advertising revenue are subject to change, and any adverse change in a particular market affecting advertising expenditures or an adverse change in the relative market positions of the stations located in a particular market could have a material adverse effect on the revenue of Citadel Broadcasting's radio stations located in that market. There can be no assurance that any one of Citadel Broadcasting's radio stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

     Citadel Broadcasting's stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of its markets, Citadel Broadcasting is able to attract advertisers seeking to reach those listeners. Companies that operate radio stations must be alert to the possibility of another station changing its format to compete directly for listeners and advertisers. Another station's decision to convert to a format similar to that of one of Citadel Broadcasting's radio stations in the same geographic area may result in lower ratings and advertising revenue, increased promotion and other expenses and, consequently, lower broadcast cash flow for Citadel Broadcasting.

     Factors that are material to a radio station's competitive position include management experience, the station's local audience rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area. Citadel Broadcasting attempts to improve its competitive position in each market by extensively researching its stations' programming, by implementing advertising campaigns aimed at the demographic groups for which its stations program and by managing its sales efforts to attract a larger share of advertising dollars. However, Citadel Broadcasting competes with some organizations that have greater financial resources than Citadel Broadcasting.

     Recent changes in FCC policies and rules permit increased ownership and operation of multiple local radio stations. Management believes that radio stations that elect to take advantage of joint arrangements such as local marketing agreements or joint sales agreements may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although Citadel Broadcasting currently operates multiple stations in each of its markets and intends to pursue the creation of additional multiple station groups, Citadel Broadcasting's competitors in certain markets include operators of multiple stations or operators who already have entered into local marketing agreements or joint sales agreements. Citadel Broadcasting also competes with other radio station groups to purchase additional stations. Some of these groups are owned or operated by companies that have substantially greater financial and other resources than Citadel Broadcasting.

     Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC's multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity. The FCC's multiple ownership rules have changed significantly as a result of the Telecommunications Act. For more information about FCC regulation and the provisions of the Telecommunications Act, see the discussion below under the caption "Federal Regulation of Radio Broadcasting."

     Citadel Broadcasting's stations also compete for advertising revenue with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcasting. Digital audio broadcasting may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The delivery of information through the internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

     The FCC has recently authorized spectrum for the use of a new technology, satellite digital audio radio services, to deliver audio programming. Digital audio radio services may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. It is not known at this time whether this digital technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. There are proposals before the FCC to permit a new low power radio service which could open up opportunities for low cost neighborhood service on frequencies which would not interfere with existing stations. No FCC action has been taken on this proposal to date.

     Citadel Broadcasting cannot predict what other matters might be considered in the future by the FCC, nor can it assess in advance what impact, if any, the implementation of any of these proposals or changes might have on its business. See the discussion below under the caption "Federal Regulation of Radio Broadcasting."

FEDERAL REGULATION OF RADIO BROADCASTING

     INTRODUCTION. The ownership, operation and sale of broadcast stations, including those licensed to Citadel Broadcasting, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934, as amended, which is referred to in this report as the Communications Act. The Communications Act was amended in 1996 by the Telecommunications Act to make changes in several broadcast laws. Among other things, the FCC:

     - assigns frequency bands for broadcasting,

     - determines whether to approve changes in ownership or control of station licenses,

     - regulates equipment used by stations,

     - adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations, and

     - has the power to impose penalties for violations of its rules under the Communications Act.

     The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including fines, the grant of short (less than the maximum) license renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the denial of FCC consent to acquire additional broadcast properties. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

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

     Petitions to deny license renewals can be filed by interested parties, including members of the public. These petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a substantial and material question of fact as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity. Also, during certain periods when a renewal application is pending, the transferability of the applicant's license is restricted. A petition to deny renewal has been filed against four of Citadel Broadcasting's Salt Lake City stations, alleging that they failed to comply with FCC equal opportunity employment rules, and FCC processing of that petition has delayed action on those license renewals. Except for that case, Citadel Broadcasting is not currently aware of any facts that would prevent the timely renewal of its licenses to operate its radio stations, although there can be no assurance that Citadel Broadcasting's licenses will be renewed.

     The FCC classifies each AM and FM station. An AM station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as either: Class A stations, which operate on an unlimited time basis and are designated to render primary and secondary service over an extended area; Class B stations, which operate on an unlimited time basis and are designed to render service only over a primary service area; or Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power. A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the suburban and rural areas immediately contiguous thereto. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

     The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 and C.

     The following table sets forth the market, call letters, FCC license classification, antenna height above average terrain (HAAT), power and frequency of each of the stations owned or operated by Citadel Broadcasting, assuming the completion of the pending transactions described above under the caption "The Pending Transactions," and the date on which each station's FCC license expires.

     As you review the information in the following table, you should note the following:

     - The symbol "*" indicates a station which is the subject of one of Citadel Broadcasting's pending transactions. The completion of each of the pending transactions is subject to conditions to closing. Although Citadel Broadcasting believes these conditions are customary for transactions of this type and will be satisfied, there can be no assurance that the closing conditions will be satisfied. See the discussion above under the caption "The Pending Transactions."

     - A station's actual city of license may be different from the shown metropolitan market served. Three of the stations listed as Little Rock stations serve the surrounding communities outside of Little Rock.

     - Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during nighttime broadcasting hours, which results in reducing the radio station's coverage during those hours of operation. Both power ratings are shown, where applicable.

     - License renewal applications have been filed for the listed stations showing a license expiration date of October 1, 1997 or August 1, 1998, and the expiration of the licenses is stayed during the pendency of these renewal proceedings. A petition to deny the renewal applications for four of Citadel Broadcasting's Salt Lake City stations has been filed with the FCC, citing alleged violations of the FCC's policies concerning equal employment opportunities. In September 1998, the U.S. Court of Appeals for the District of Columbia Circuit, in Lutheran Church-Missouri Synod
       v. FCC, held most aspects of the FCC's equal employment opportunity rules to be unconstitutional, thus invalidating them. The status of pending petitions to deny license renewals based on alleged equal employment opportunity violations was rendered uncertain by the Court's decision. The FCC is currently considering how to deal with such petitions, and has proposed adoption of new equal employment opportunity rules that address the Court's concerns. Should the FCC find that these Citadel Broadcasting Salt Lake City stations lacked equal employment opportunity policies and procedures that were effective, the FCC could penalize the stations in the form of fines, generally $10,000 to $15,000, reporting conditions (the stations would be required to file with the FCC periodic equal employment opportunity documentation), and/or renewal of licenses for less than the standard 8-year period. In rare cases, the FCC may order hearings on equal employment opportunity violations.

     - KAFN-FM in Little Rock is under construction and has not yet commenced operations. WYOS-FM in Binghamton operates pursuant to a construction permit. An application for a license to cover the construction permit has been filed with the FCC. Expiration of the construction permit is stayed during the pendency of that application.

     - Pending their acquisition by Citadel Broadcasting, Citadel Broadcasting provides sales and marketing services to stations KSPZ-FM, KVOR-AM and KTWK-AM in Colorado Springs, Colorado, stations KEYF-AM and KEYF-FM in Spokane, Washington and station WKQV-AM in Wilkes-Barre/ Scranton, Pennsylvania, under joint sales agreements. Citadel Broadcasting provides sales, program-ming and marketing services to station KXXL-FM in Reno, Nevada and, pending its acquisition by Citadel Broadcasting, WKQV-FM in Wilkes-Barre/Scranton, Pennsylvania, under local marketing agreements.

                                                                                       EXPIRATION
                                                  HAAT                                  DATE OF
                                         FCC       IN       POWER IN                      FCC
MARKET                      STATION     CLASS    METERS    KILOWATTS     FREQUENCY      LICENSE
------                      --------    -----    ------    ----------    ----------    ----------
Providence, RI............  WPRO-AM       B         NA        5.0           630 kHz     04-01-06
                            WPRO-FM       B        168        39.0         92.3 MHz     04-01-06
                            WSKO-AM       B         NA        5.0           790 kHz     04-01-06
                            WWLI-FM       B        152        50.0        105.1 MHz     04-01-06
                            WXEX-FM       A        163        2.3          99.7 MHz     04-01-06
                            WHKK-FM       A         90        4.2         100.3 MHz     04-01-06
Salt Lake City, UT........  KCNR-AM       B         NA     10.0/0.195       860 kHz     10-01-97
                            KUBL-FM       C       1140        26.0         93.3 MHz     10-01-97
                            KENZ-FM       C        869        45.0        107.5 MHz     10-01-97
                            KBER-FM       C       1140        25.0        101.1 MHz     10-01-97
                            KFNZ-AM       B         NA        5.0          1320 kHz     10-01-05
                            KBEE-FM       C        894        40.0         98.7 MHz     10-01-05
Wilkes-Barre/Scranton,
  PA......................  WAZL-AM       C         NA        1.0          1490 kHz     08-01-06
                            WZMT-FM       B        222        19.5         97.9 MHz     08-01-06
                            WARM-AM       B         NA        5.0           590 kHz     08-01-06
                            WMGS-FM       B        422        5.3          92.9 MHz     08-01-06
                            WBHT-FM       A        336        0.50         97.1 MHz     08-01-06
                            *WKQV-AM      B         NA      10.0/0.5       1550 kHz     08-01-06
                            *WKQV-FM      A        308        0.30         95.7 MHz     08-01-06
                            WCTP-FM       A        235        0.52         94.3 MHz     08-01-06
                            WCTD-FM       A        207        1.45         93.7 MHz     08-01-06
                            WCDL-AM       B         NA      5.0/.037       1440 kHz     08-01-98
                            WEMR-AM       B         NA      5.0/1.0        1460 kHz     08-01-06
                            WEMR-FM       A        354        0.24        107.7 MHz     08-01-06
Allentown/Bethlehem, PA...  WCTO-FM       B        152        50.0         96.1 MHz     08-01-06
                            WLEV-FM       B        327        10.9        100.7 MHz     08-01-06
Albuquerque, NM...........  KKOB-AM       B         NA        50.0          770 kHz     10-01-05
                            KKOB-FM       C       1265        20.2         93.3 MHz     10-01-97
                            KHTL-AM       B         NA      1.0/0.5         920 kHz     10-01-05
                            KMGA-FM       C       1259        22.5         99.5 MHz     10-01-97
                            KTBL-FM       C       1276        20.4        103.3 MHz     10-01-97
                            KHFM-FM       C       1260        20.0         96.3 MHz     10-01-97
                            KRST-FM       C       1268        22.0         92.3 MHz     10-01-97
                            KNML-AM       B         NA      1.0/0.5        1050 kHz     10-01-05
Harrisburg/Carlisle and
  York, PA................  WRKZ-FM       B        283        14.1        106.7 MHz     08-01-06
                            WHYL-FM       A        100     H3.0/V2.75     102.3 MHz     08-01-06
                            WHYL-AM       B         NA        5.0           960 kHz     08-01-06
                            WQXA-AM       B         NA        1.0          1250 kHz     08-01-06
                            WQXA-FM       B        215        25.1        105.7 MHz     08-01-06
Baton Rouge, LA...........  KQXL-FM      C2        148        50.0        106.5 MHz     06-01-04
                            WXOK-AM       B         NA      5.0/1.0        1460 kHz     06-01-04
                            WEMX-FM      C1        299       100.0         94.1 MHz     06-01-04
                            WKJN-FM       C        306       100.0        103.3 MHz     06-01-04
                            WIBR-AM       B         NA      5.0/1.0        1300 kHz     06-01-04

                                                                                       EXPIRATION
                                                  HAAT                                  DATE OF
                                         FCC       IN       POWER IN                      FCC
MARKET                      STATION     CLASS    METERS    KILOWATTS     FREQUENCY      LICENSE
------                      --------    -----    ------    ----------    ----------    ----------
Little Rock, AR...........  KARN-FM       A        100        3.0         102.5 MHz     06-01-04
                            KARN-AM       B         NA        5.0           920 kHz     06-01-04
                            KKRN-FM       A        100        6.0         101.7 MHz     06-01-04
                            KIPR-FM      C1        286       100.0         92.3 MHz     06-01-04
                            KOKY-FM       A        118        4.10        102.1 MHz     06-01-04
                            KLAL-FM      C2         95        50.0        107.7 MHz     06-01-04
                            KAFN-FM       A        100        6.0         102.5 MHz     06-01-04
                            KLIH-AM       B         NA      2.0/1.2        1250 kHz     06-01-04
                            KURB-FM       C        392       100.0         98.5 MHz     06-01-04
                            KVLO-FM      C2        150        50.0        102.9 MHz     06-01-04
                            KAAY-AM       A         NA        50.0         1090 kHz     06-01-04

Spokane, WA...............  KGA-AM        A         NA        50.0         1510 kHz     02-01-06
                            KDRK-FM       C        725        56.0         93.7 MHz     02-01-06
                            KJRB-AM       B         NA        5.0           790 kHz     02-01-06
                            KAEP-FM       C        582       100.0        105.7 MHz     02-01-06
                            *KEYF-AM      B         NA        5.0          1050 kHz     02-01-06
                            *KEYF-FM      C        490       100.0        101.1 MHz     02-01-06
                            *KNJY-FM     C2        432        5.5         103.9 MHz     02-01-06

Colorado Springs, CO......  KKFM-FM       C        698        71.0         98.1 MHz     04-01-05
                            KKMG-FM       C        695        57.0         98.9 MHz     04-01-05
                            *KSPZ-FM      C        649        72.0         92.9 MHz     04-01-05
                            *KVOR-AM      B         NA      5.0/1.0        1300 kHz     04-01-05
                            *KTWK-AM      B         NA      3.3/1.5         740 kHz     04-01-05

Charleston, SC............  *WSSX-FM      C        317       100.0         95.1 MHz     12-01-03
                            *WWWZ-FM     C2        150        50.0         93.3 MHz     12-01-03
                            *WMGL-FM     C3      128.9        6.5         101.7 MHz     12-01-03
                            *WSUY-FM      C      539.5       100.0         96.9 MHz     12-01-03
                            *WNKT-FM      C      299.9       100.0        107.5 MHz     12-01-03
                            *WTMA-AM      B         NA      5.0/1.0        1250 kHz     12-01-03
                            *WTMZ-AM      B         NA        0.50          910 kHz     12-01-03
                            *WXTC-AM      B         NA        5.0          1390 kHz     12-01-03

Lafayette, LA.............  KFXZ-FM       A        151        2.6         106.3 MHz     06-01-04
                            KNEK-FM      C3        100        25.0        104.7 MHz     06-01-04
                            KNEK-AM       B         NA        0.25         1190 kHz     06-01-04
                            KRRQ-FM      C2        135        50.0         95.5 MHz     06-01-04

Modesto, CA...............  KANM-AM       B         NA        1.0           970 kHz     12-01-05
                            KATM-FM       B        152        50.0        103.3 MHz     12-01-05
                            KHKK-FM       B        152        50.0        104.1 MHz     12-01-05
                            KDJK-FM       A        624       0.071        103.9 MHz     12-01-05
                            KHOP-FM       B        193        29.5         95.1 MHz     12-01-05

Saginaw/Bay City, MI......  WKQZ-FM      C2        169        39.2         93.3 MHz     10-01-04
                            WMJK-FM       A        151        2.6         100.9 MHz     10-01-04
                            WIOG-FM       B        244         86         102.5 MHz     10-01-04
                            WMJA-FM       A        126        2.9         104.5 MHz     10-01-04
                            WGER-FM       A        116        2.05        106.3 MHz     10-01-04
                            WSGW-AM       B         NA      5.0/1.0         790 kHz     10-01-04

                                                                                       EXPIRATION
                                                  HAAT                                  DATE OF
                                         FCC       IN       POWER IN                      FCC
MARKET                      STATION     CLASS    METERS    KILOWATTS     FREQUENCY      LICENSE
------                      --------    -----    ------    ----------    ----------    ----------
Boise, ID.................  KIZN-FM       C        762        44.0         92.3 MHz     10-01-05
                            KZMG-FM       C        802        50.0         93.1 MHz     10-01-05
                            KKGL-FM       C        768        44.0         96.9 MHz     10-01-05
                            KQFC-FM       C        762        47.0         97.9 MHz     10-01-05
                            KBOI-AM       B         NA        50.0          960 kHz     10-01-05

Reno, NV..................  KKOH-AM       B         NA        50.0          780 kHz     10-01-05
                            KNEV-FM       C        695        60.0         95.5 MHz     10-01-05
                            KBUL-FM       C        699        72.0         98.1 MHz     10-01-05
                            KNHK-FM       C        809        44.7         92.9 MHz     10-01-05
                            KXXL-FM       A        129        3.6          93.7 MHz     10-01-05

Binghamton, NY............  *WHWK-FM      B      292.6        10.0         98.1 MHz     06-01-06
                            *WYOS-FM      A        254        0.93        104.1 MHz     11-26-96
                            *WAAL-FM      B        332        7.1          99.1 MHz     06-01-06
                            *WNBF-AM      B         NA        5.0          1290 kHz     06-01-06
                            *WKOP-AM      B         NA      5.0/0.5        1360 kHz     06-01-06

Muncie, IN................  *WMDH-FM      B      152.4        50.0        102.5 MHz     08-01-04
                            *WMDH-AM      B         NA        0.25         1550 kHz     08-01-04

Kokomo, IN................  *WWKI-FM      B      143.3        50.0        100.5 MHz     08-01-04

     OWNERSHIP MATTERS. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to assign, transfer, grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the character of the licensee and those persons holding attributable interests therein, and compliance with the Communications Act's limitation on alien ownership, as well as compliance with other FCC policies, including equal employment opportunity requirements.

     Once a station purchase agreement has been signed, an application for FCC consent to assignment of license or transfer of control, depending upon whether the underlying transaction is an asset purchase or stock acquisition, is filed with the FCC. Approximately 10 to 15 days after this filing, the FCC normally publishes a notice assigning a file number to the application and advising that the application has been accepted for filing. This notice begins a 30-day statutory waiting period, which provides the opportunity for third parties to file formal petitions to deny the transaction. Informal objections may be filed any time prior to grant of an application. The FCC staff will normally review the application in this period and seek further information and amendments to the application if it has questions.

     Once the 30-day public notice period ends, the staff will complete its processing, assuming that no petitions or informal objections were received and that the application is otherwise consistent with FCC rules and policies. The staff often grants the application by delegated authority approximately 10 to 20 days after the public notice period ends. At this point, the parties are legally authorized to close the purchase, although the FCC action is not legally a final order. If there is a backlog of applications, the processing period can extend to 30 days or more.

     Public notice of the FCC staff grant is usually issued about a week after the grant is made, stating that the grant was effective when the staff made the grant. On the date of this notice, another 30-day period begins, within which time interested parties can file petitions seeking either staff reconsideration or full FCC review of the staff action. During this time the grant can still be modified, set aside or stayed, and is not a final order. In the absence of a stay, however, the seller and buyer are not prevented from closing despite the absence of a final order. Also, within 40 days after the public notice of the grant, the full FCC can review and reconsider the staff's grant on its own motion. Thus, during the additional 10 days beyond the 30-day period available to third parties, the grant is still not final. In the event that review by the full FCC is requested and the FCC subsequently affirms the staff's grant of the application, interested parties may thereafter seek judicial review in the United States Court of Appeals for the District of Columbia Circuit within 30 days of public notice of the full FCC's action. In the event the Court affirms the FCC's action, further judicial review may be sought by seeking rehearing en banc from the Court of Appeals or by certiorari from the United States Supreme Court.

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

     The pendency of a license renewal application can alter the aforementioned timetables because the FCC normally will not issue an unconditional assignment grant if the station's license renewal is pending.

     Under the Communications Act, a broadcast license may not be granted to or held by a corporation that has more than one-fifth of its capital stock owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Under the Communications Act, a broadcast license also may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. These restrictions apply in modified form to other forms of business organizations, including partnerships. Each of Citadel Broadcasting and Citadel Communications therefore may be restricted from having more than one-fourth of its stock owned or voted by aliens, foreign governments or non-U.S. corporations. The Certificate of Incorporation of Citadel Broadcasting and the Certificate of Incorporation of Citadel Communications contain provisions which permit Citadel Broadcasting and Citadel Communications to prohibit alien ownership and control consistent with the prohibitions contained in the Communications Act.

     The Communications Act and FCC rules also generally restrict the common ownership, operation or control of radio broadcast stations serving the same local market, of a radio broadcast station and a television broadcast station serving the same local market, and of a radio broadcast station and a daily newspaper serving the same local market. Under these cross-ownership rules, absent waivers, neither Citadel Broadcasting nor Citadel Communications would be permitted to acquire any daily newspaper or television broadcast station (other than low power television) in a local market where it then owned any radio broadcast station. The FCC's rules provide for the liberal grant of a waiver of the rule prohibiting common ownership of radio and television stations in the same geographic market in the top 25 television markets if certain conditions are satisfied. The Telecommunications Act extends this waiver policy to stations in the top 50 television markets, although the FCC has not yet implemented this change.

     In response to the Telecommunications Act, the FCC amended its multiple ownership rules to eliminate the national limits on ownership of AM and FM stations. The FCC's broadcast multiple ownership rules restrict the number of radio stations one person or entity may own, operate or control on a local level. These limits are:

     - In a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (FM or AM),

     - In a market with more than 29 but less than 45 commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service,

     - In a market with more than 14 but less than 30 commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service, and

     - In a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market.

     None of these multiple ownership rules requires any change in Citadel Broadcasting's current ownership of radio broadcast stations. However, these rules will limit the number of additional stations which Citadel Broadcasting may acquire in the future in certain of its markets.

     Because of these multiple and cross-ownership rules, a purchaser of voting stock of either Citadel Broadcasting or Citadel Communications which acquires an attributable interest in Citadel Broadcasting or Citadel Communications may violate the FCC's rule if it also has an attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest, to the extent that these investments give rise to an attributable interest. If an attributable shareholder of Citadel Broadcasting or Citadel Communications violates any of these ownership rules, Citadel Broadcasting or Citadel Communications may be unable to obtain from the FCC one or more authorizations needed to conduct its radio station business and may be unable to obtain FCC consents for particular future acquisitions.

     The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the "attributable," or cognizable, interests held by a person or entity. A person or entity can have an interest in a radio station, television station or daily newspaper by being an officer, director, partner or shareholder of a company that owns that station or newspaper. Whether that interest is cognizable under the FCC's ownership rules is determined by the FCC's attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the owner of the radio station, television station or daily newspaper in question, and therefore subject to the FCC's ownership rules.

     With respect to a corporation, officers and directors and persons or entities that directly or indirectly can vote 5% or more of the corporation's stock, or 10% or more of the corporation's stock in the case of insurance companies, investment companies, bank trust departments and certain other passive investors that hold the stock for investment purposes only, generally are attributed with ownership of whatever radio stations, television stations and daily newspapers the corporation owns.

     With respect to a partnership, the interest of a general partner is attributable, as is the interest of any limited partner who is materially involved in the media-related activities of the partnership. Debt instruments, nonvoting stock, options and warrants for voting stock that have not yet been exercised, limited partnership interests where the limited partner is not materially involved in the media-related activities of the partnership, and minority (under 5%) voting stock, generally do not subject their holders to attribution. However, the FCC is currently reviewing its rules on attribution of broadcast interests, and it may adopt stricter criteria. See the discussion below under the caption "Proposed Changes."

     In addition, the FCC has a cross-interest policy that under certain circumstances could prohibit a person or entity with an attributable interest in a broadcast station or daily newspaper from having a "meaningful" nonattributable interest in another broadcast station or daily newspaper in the same local market. Among other things, meaningful interests could include significant equity interests, including non-voting stock, voting stock and limited partnership interests, and significant employment positions. This policy may limit the permissible investments a purchaser of Citadel Broadcasting's or Citadel Communications' voting stock may make or hold.

     The FCC has also been more aggressive in examining issues of market revenue share concentration when considering radio station acquisitions. The FCC has delayed its approval of several pending radio station purchases by various parties because of market concentration concerns. Moreover, in recent months the FCC has followed an informal policy of giving specific public notice of its intention to conduct additional ownership concentration analyses and soliciting public comment on the issue of concentration and its effect on competition and diversity in connection with certain applications for consent to radio station acquisitions. Citadel Broadcasting cannot determine at this time the impact that this policy may have on its business and its operating and acquisition strategies.

     PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the public interest. Since 1981, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC when it evaluates the licensee's renewal application, but such complaints may be filed and considered at any time.

     Stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement programs designed to promote equal employment opportunities and must submit reports to the FCC on these matters annually and in connection with a renewal application. The broadcast of contests and lotteries also is regulated by FCC rules.

     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short (less than the maximum) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     In 1985, the FCC adopted rules regarding human exposures to levels of radio frequency (RF) radiation. These rules require applicants for new broadcast stations, renewals of broadcast licenses or modifications of existing licenses to inform the FCC at the time of filing such applications whether a new or existing broadcast facility would expose people to RF radiation in excess of FCC guidelines. In August 1996, the FCC adopted more restrictive radiation limits. These limits became effective on September 1, 1997 and govern applications filed after that date. Citadel Broadcasting anticipates that such regulations will not have a material effect on its business.

     LOCAL MARKETING AGREEMENTS. Over the past five years, a number of radio stations, including several of Citadel Broadcasting's stations, have entered into what commonly are referred to as "local marketing agreements" or "time brokerage agreements." These agreements take various forms. Separately-owned and licensed stations may agree to function cooperatively in terms of programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each station maintains independent control over the programming and other operations of its own station. The FCC has held that such agreements do not violate the Communications Act as long as the licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, operations of its broadcast stations and otherwise ensures compliance with applicable FCC rules and policies.

     A station that brokers substantial time on another station in its market or engages in a local marketing agreement with a station in the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's ownership rules, discussed above. As a result, a broadcast station may not enter into a local marketing agreement that allows it to program more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the FCC's local multiple ownership rules. FCC rules also prohibit the broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (that is, AM-AM or FM-FM) where the two stations serve substantially the same geographic area, whether the licensee owns the stations or owns one and programs the other through a local marketing agreement arrangement.

     Another example of a cooperative agreement between differently owned radio stations in the same market is a joint sales agreement, whereby one station sells advertising time in combination, both on itself and on a station under separate ownership. In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement. Citadel Broadcasting has entered into several joint sales agreements whereby it sells time on behalf of other local stations. Currently, joint sales agreements are not deemed by the FCC to be attributable. However, the FCC has outstanding a notice of proposed rulemaking, which, if adopted, would require Citadel Broadcasting to terminate any joint sales agreement it might have with a radio station with which Citadel Broadcasting could not have a local marketing agreement. Currently, the only Citadel Broadcasting groups that would be so affected are its groups in Spokane and Colorado Springs. See the discussion above under the captions "The Pending Transactions" and "Station Portfolio" and in Item 3, Legal Proceedings.

     PROPOSED CHANGES. In December, 1994, the FCC initiated a proceeding to solicit comment on whether it should revise its radio and television ownership "attribution" rules by, among other proposals:

     - raising the basic benchmark for attributing ownership in a corporate licensee from 5% to 10% of the licensee's voting stock,

     - increasing from 10% to 20% of the licensee's voting stock the attribution benchmark for passive investors in corporate licensees,

     - restricting the availability of the attribution exemption when a single party controls more than 50% of the voting stock, and

     - considering local marketing agreements, joint sales agreements, debt and non-voting stock interests to be attributable under certain circumstances.

     No decision has been made by the FCC in these matters. At this time, no determination can be made as to what effect, if any, this proposed rulemaking will have on Citadel Broadcasting. However, if the FCC changes its rules so that certain cross-interests arising from non-voting stock ownership would be counted as attributable ownership interests, the interests of ABRY Broadcast Partners II, L.P., a significant stockholder of Citadel Communications, could be attributed to Citadel Broadcasting. This attribution could preclude Citadel Broadcasting from acquiring stations in markets where ABRY Broadcast Partners II, L.P. already has attributable broadcast interests.

     Congress and the FCC from time to time have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of Citadel Broadcasting's radio stations, result in the loss of audience share and advertising revenue for Citadel Broadcasting's radio stations, and affect the ability of Citadel Broadcasting to acquire additional radio stations or finance such acquisitions. Such matters include:

     - proposals to impose spectrum use or other fees on FCC licensees, the FCC's equal employment opportunity rules and matters relating to political broadcasting,

     - technical and frequency allocation matters,

     - proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio

     - changes in the FCC's cross-interest, multiple ownership and cross-ownership policies,

     - changes to broadcast technical requirements,

     - proposals to allow telephone or cable television companies to deliver audio and video programming to the home through existing phone or other communication lines,

     - proposals to limit the tax deductibility of advertising expenses by advertisers, and

     - proposals to auction the right to use the radio broadcast spectrum to the highest bidder, instead of granting FCC licenses and subsequent license renewals without such bidding.

     The FCC, on April 2, 1997, awarded two licenses for the provision of satellite digital audio radio services. Under rules adopted for this service, licensees must begin construction of their space stations within one year, begin operating within four years, and be operating their entire system within six years. Citadel Broadcasting cannot predict whether the service will be subscription or advertiser supported. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital sound following industry analysis of technical standards. In addition, the FCC has authorized an additional 100 kHz of bandwidth for the AM band and on March 17, 1997, adopted an allotment plan for the expanded band which identified the 88 AM radio stations selected to move into the band. At the end of a five-year transition period, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

     Citadel Broadcasting cannot predict whether any proposed changes will be adopted or what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

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

     FEDERAL ANTITRUST CONSIDERATIONS. Citadel Broadcasting is aware that the Federal Trade Commission and the United States Department of Justice, which evaluate transactions to determine whether those transactions should be challenged under the federal antitrust laws, have been increasingly active recently in their review of radio station acquisitions, particularly where an operator proposes to acquire additional stations in its existing markets.

     For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Act and the rules promulgated thereunder require the parties to file Notification and Report Forms with the Federal Trade Commission and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition. During the initial 30-day period after the filing, the agencies decide which of them will investigate the transaction. If the investigating agency determines that the transaction does not raise significant antitrust issues, then it will either terminate the waiting period or allow it to expire after the initial 30 days. On the other hand, if the agency determines that the transaction requires a more detailed investigation, then, at the conclusion of the initial 30-day period, it will issue a formal request for additional information. The issuance of a formal request extends the waiting period until the twentieth calendar day after the date of substantial compliance by all parties to the acquisition. Thereafter, such waiting period may only be extended by court order or with the consent of the parties. In practice, complying with a formal request can take a significant amount of time. In addition, if the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including but not limited to persuading the agency that the proposed acquisition would not violate the antitrust laws, restructuring the proposed acquisition, divestiture of other assets of one or more parties, or abandonment of the transaction. Such discussions and negotiations can be time consuming, and the parties may agree to delay completion of the acquisition during their pendency.

     At any time before or after the completion of a proposed acquisition, the Federal Trade Commission or the Department of Justice could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets of Citadel Broadcasting. Acquisitions that are not required to be reported under the Hart-Scott-Rodino Act may be investigated by the Federal Trade Commission or the Department of Justice under the antitrust laws before or after completion. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

     Citadel Broadcasting has received early termination of the applicable waiting period under the Hart-Scott-Rodino Act in regard to the pending acquisition of stations in Charleston, South Carolina, Binghamton, New York and Muncie and Kokomo, Indiana and is awaiting termination of the applicable waiting period in regard to its sale of stations in Eugene and Medford, Oregon, Tri-Cities, Washington, Billings, Montana and Johnstown and State College, Pennsylvania. On March 5, 1999, Citadel Communications received a request for additional information and documents from the Department of Justice relating, Citadel Broadcasting believes, to stations in Billings. As discussed above, this request extends the waiting period under the Hart-Scott-Rodino Act for a period of 20 days after receipt by the Department of Justice of the information and documents requested from all parties from whom information and documents had been requested. No other pending transaction is subject to the Hart-Scott-Rodino Act. See discussion above under the caption "The Pending Transactions".

     As part of its increased scrutiny of radio station acquisitions, the Department of Justice has stated publicly that it believes that commencement of operations under local marketing agreements, joint sales agreements and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the Hart-Scott-Rodino Act could violate the Hart-Scott-Rodino Act. In connection with acquisitions subject to the waiting period under the Hart-Scott-Rodino Act, Citadel Broadcasting will not commence operation of any affected station to be acquired under a local marketing agreement or similar agreement until the waiting period has expired or been terminated.

     Citadel Broadcasting has received civil investigative demands from the Antitrust Division of the Department of Justice. One demand addresses Citadel Broadcasting's acquisition of KRST-FM in Albuquerque, New Mexico, and the second investigation addresses Citadel Broadcasting's joint sales agreement relating to stations in Spokane, Washington and Colorado Springs, Colorado. See Item 3, Legal Proceedings.

SEASONALITY

     Seasonal revenue fluctuations are common in the radio broadcasting industry and are primarily the result of fluctuations in advertising expenditures by retailers. Citadel Broadcasting's revenue is typically lowest in the first quarter and highest in the second and fourth quarters. See the discussion in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, under the caption "General."

TRADEMARKS

     Citadel Broadcasting owns a number of trademarks and service marks, including the federally registered marks Cat Country, Supertalk and the Cat Country logo. Citadel Broadcasting also owns a number of marks registered in various states. Citadel Broadcasting considers such trademarks and service marks to be important to its business. See the discussion above under the caption "Operating Strategy" and the subcaption "Targeted Programming."

ON-LINE SERVICES

     Citadel Broadcasting also provides on-line services to the subscribers of its internet service provider, including electronic mail and access to the internet. Citadel Broadcasting began providing these services in late 1997. Although this line of business has grown since late 1997, radio broadcasting remains Citadel Broadcasting's dominant business. In 1997 and 1998, on-line services accounted for less than 2% of Citadel Broadcasting's net broadcasting revenue in each of those years.

EMPLOYEES

     At March 1, 1999, Citadel Broadcasting employed 1,566 persons. None of these employees are covered by collective bargaining agreements, and Citadel Broadcasting considers its relations with its employees to be good.

     Citadel Broadcasting employs several on-air personalities with large loyal audiences in their respective markets. Citadel Broadcasting generally enters into employment agreements with these personalities to protect its interests in those relationships that it believes to be valuable. The loss of one of these personalities could result in a short-term loss of audience share, but Citadel Broadcasting does not believe that any such loss would have a material adverse effect on Citadel Broadcasting's financial condition or results of operations.

CERTAIN INVESTMENT CONSIDERATIONS

     SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT. Citadel Broadcasting is highly leveraged. At December 31, 1998, Citadel Broadcasting had outstanding total debt of approximately $217.3 million, excluding the discount on its 10 1/4% Senior Subordinated Notes due 2007 and its 9 1/4% Senior Subordinated Notes due 2008. At December 31, 1998 the Citadel Broadcasting 13 1/4% Exchangeable Preferred Stock had an aggregate liquidation preference of $121.1 million. At December 31, 1998 Citadel Broadcasting had shareholder's equity of approximately $104.0 million. Citadel Broadcasting's high degree of leverage will have important consequences, including the following:

     - A substantial portion of the cash flow of Citadel Broadcasting will be used to pay interest expense, which will reduce the funds which would otherwise be available to fund operations and future business opportunities,

     - The ability of Citadel Broadcasting to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, if needed, may be impaired,

     - Citadel Broadcasting may be more highly leveraged than its competitors which may place it at a competitive disadvantage,

     - Citadel Broadcasting's high degree of leverage will make it more vulnerable to a downturn in its business or in the economy in general, and

     - Certain of Citadel Broadcasting's borrowings will be at variable rates of interest (including the borrowings under its credit facility) which will expose Citadel Broadcasting to the risks associated with fluctuating interest rates.

     Citadel Broadcasting's ability to satisfy its debt obligations and to pay cash dividends on, and to satisfy the redemption obligations in respect of, the exchangeable preferred stock, will depend upon its future financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. If Citadel Broadcasting's cash flow and capital resources are insufficient to fund its debt service obligations, Citadel Broadcasting may be forced to reduce or delay planned acquisitions and capital expenditures, sell assets, obtain additional equity capital or restructure its debt. There can be no assurance that Citadel Broadcasting's cash flow and capital resources will be sufficient for payment of its debt service and other obligations in the future, and there can be no assurance that Citadel Broadcasting would be able to obtain sufficient funding to satisfy its debt service and other obligations.

     RESTRICTIONS IMPOSED BY TERMS OF INDEBTEDNESS. The covenants in Citadel Broadcasting's credit facility and in the agreements governing other outstanding debt and its exchangeable preferred stock restrict, among other things, Citadel Broadcasting's ability to incur additional debt, incur liens on non-senior debt, pay dividends or make certain other restricted payments, purchase its capital stock, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. In addition, Citadel Broadcasting's credit facility contains limits on future acquisitions and capital expenditures without lender consent. This may adversely affect Citadel Broadcasting's ability to pursue its acquisition strategy. Citadel Broadcasting's credit facility also requires Citadel Broadcasting to maintain specific financial ratios and to satisfy certain financial condition tests. The ability of Citadel Broadcasting to meet those financial ratios and financial conditions can be affected by events beyond its control, and there can be no assurance that those tests will be met. A breach of any of these covenants could result in a default under the credit facility and/or the agreements governing Citadel Broadcasting's other outstanding debt and its exchangeable preferred stock. In the event of a default under Citadel Broadcasting's credit facility, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If Citadel Broadcasting were unable to repay those amounts, the lenders under the credit facility could proceed against the collateral granted to them to secure that indebtedness. If the maturity of borrowings under the credit facility were to be accelerated, there can be no assurance that the assets of Citadel Broadcasting would be sufficient to repay in full indebtedness under the credit facility and other indebtedness of Citadel Broadcasting. Substantially all of the assets of Citadel Broadcasting are pledged as collateral under the credit facility. All of the outstanding common stock of Citadel Broadcasting is pledged to secure Citadel Communications' obligations under its guaranty of Citadel Broadcasting's credit facility.

     HISTORY OF NET LOSSES. Citadel Broadcasting had a net loss of $3.9 million and $4.7 million for the years ended December 31, 1998 and December 31, 1997, respectively. The primary reason for these losses are significant charges for depreciation and amortization relating to the acquisition of radio stations and interest charges on outstanding debt. If Citadel Broadcasting continues to acquire additional stations, these charges will probably increase. Citadel Broadcasting expects to continue to experience net losses through at least 1999.

     LIMITATIONS ON ACQUISITION STRATEGY. Although Citadel Broadcasting believes that its acquisition strategies are reasonable, there can be no assurance that it will be able to implement its plans without delay or that, when implemented, its efforts will result in the increased broadcast cash flow or other benefits currently anticipated by Citadel Broadcasting's management. In addition, there can be no assurance that Citadel Broadcasting will not encounter unanticipated problems or liabilities in connection with acquired stations. The consummation of each of the pending transactions is subject to certain conditions, including the approval of the FCC. Although Citadel Broadcasting believes these closing conditions will be satisfied in each case, there can be no assurance thereof. See Item 1, Business, under the caption "Pending Transactions".

     Citadel Broadcasting's acquisition strategy involves numerous other risks, including:

     - difficulties in the integration of operations and systems and the management of a large and geographically diverse group of stations,

     - the diversion of management's attention from other business concerns, and

     - the potential loss of key employees of acquired stations.

     There can be no assurance that Citadel Broadcasting's management will be able to manage effectively the resulting business or that such acquisitions will benefit Citadel Broadcasting. Depending upon the nature, size and timing of future acquisitions, Citadel Broadcasting may be required to raise additional financing. There can be no assurance that Citadel Broadcasting's credit facility, the agreements governing Citadel Broadcasting's other outstanding debt and its exchangeable preferred stock or any other loan agreements to which Citadel Broadcasting may become a party or subject to will permit such additional financing or that such additional financing will be available to Citadel Broadcasting or Citadel Communications on terms acceptable to its management or at all.

     Citadel Broadcasting competes and expects to continue to compete with many other buyers for the acquisition of radio stations. Many of those competitors have greater financial and other resources than those of Citadel Broadcasting. In addition, Citadel Broadcasting may find fewer acceptable acquisition opportunities in the future.

     Additional limitations on Citadel Broadcasting's acquisition strategy are discussed above under the caption "Federal Regulation of Radio Broadcasting."

     IMPORTANCE OF CERTAIN MARKETS. The Albuquerque, Salt Lake City, Modesto and Providence markets are particularly important for Citadel Broadcasting's financial well-being. A significant decline in net broadcasting revenue from its stations in these markets, as a result of a ratings decline or otherwise, could have a material adverse effect on its operations and financial condition. To illustrate, Citadel Broadcasting's radio stations in these markets generated the following percentages of Citadel Broadcasting's total net broadcasting revenue and broadcast cash flow in 1998:

            MARKET              % OF NET BROADCASTING REVENUE    % OF BROADCAST CASH FLOW
            ------              -----------------------------    ------------------------
Albuquerque...................              15.1%                          18.3%
Providence....................              11.6%                          15.2%
Salt Lake City................              11.3%                          11.6%
Modesto.......................               7.0%                          10.5%

     IMPACT OF THE YEAR 2000 PROBLEM. Citadel Broadcasting is in the process of assessing and remediating potential risks to its business related to the Year 2000 problem. Although Citadel Broadcasting believes that, as a result of these efforts, its critical systems are or will be substantially Year 2000 ready, there can be no assurance that this will be the case. If Citadel Broadcasting experiences significant problems as a result of the

Year 2000 problem, its operations, revenue, cash flow and other important aspects of its business and financial well-being may be adversely affected.

     Citadel Broadcasting believes that its greatest potential Year 2000 risk is that third parties with whom it deals will fail to be Year 2000 ready. For example, Citadel Broadcasting's operations and revenue may be adversely affected if its programming suppliers or key advertisers experience significant disruptions in their businesses because of the Year 2000 problem.

     For more information concerning the Year 2000 problem and its potential impact on Citadel Broadcasting's business, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Liquidity and Capital Resources."

ITEM 2.  PROPERTIES

     The types of properties required to support each of Citadel Broadcasting's radio stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

     Citadel Broadcasting currently owns studio facilities in Spokane, Washington; Billings, Montana; Tri-Cities, Washington; East Providence, Rhode Island; Little Rock, Arkansas; Boise, Idaho; Patton Township (State College), Lower Yoder Township (Johnstown), South Middleton Township (Carlisle), Williams Township (Allentown) and Tunkhannock (Wilkes-Barre/Scranton), Pennsylvania; Carrollton Township (Saginaw), Michigan; and St. Landry Parish (Lafayette), Louisiana. Citadel Broadcasting owns transmitter and antenna sites in Reno, Nevada; Salt Lake City, Utah; Spokane and Tri-Cities, Washington; Tracy (Modesto), California; Billings, Montana; Santa Fe and Albuquerque, New Mexico; Medford, Oregon; East Providence and Johnston, Rhode Island; Little Rock, Arkansas; Patton Township (State College), Croyle Township (Johnstown), Mt. Joy Township (Harrisburg/York), Middlesex Township (Carlisle), Williams Township and Salisbury Township (Allentown), and Hanover Township, Plymouth Township, Carbondale and Tunkhannock (Wilkes-Barre/Scranton), Pennsylvania; Carrollton Township and Blumfield Township (Saginaw) and Mt. Forest Township (Bay City), Michigan; and East Feliciana Parish and Livingston Parish (Baton Rouge) and St. Landry Parish (Lafayette), Louisiana. Citadel Broadcasting expects to acquire additional real estate and to dispose of certain real estate in connection with the pending transactions. Citadel Broadcasting leases its remaining studio and office facilities, including office space in Las Vegas, Nevada which is not related to the operations of a particular station, and it leases its remaining transmitter and antenna sites. Citadel Broadcasting does not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. Citadel Broadcasting owns substantially all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

     No one property is material to Citadel Broadcasting's operations. Citadel Broadcasting believes that its properties are generally in good condition and suitable for its operations; however, Citadel Broadcasting continually looks for opportunities to upgrade its properties and intends to upgrade studios, office space and transmission facilities in several markets.

     Substantially all of Citadel Broadcasting's properties and equipment serve as collateral for Citadel Broadcasting's obligations under its credit facility. See Item 1, Business, under the caption "Certain Investment Considerations," and
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Liquidity and Capital Resources."

ITEM 3.  LEGAL PROCEEDINGS

     Citadel Broadcasting currently and from time to time is involved in litigation incidental to the conduct of its business, but it is not a party to any lawsuit or proceeding which, in the opinion of Citadel Broadcasting, is likely to have a material adverse effect on Citadel Broadcasting.

     Citadel Broadcasting received civil investigative demands from the Department of Justice pursuant to which the Department of Justice requested information from Citadel Broadcasting to determine whether

Citadel Broadcasting violated particular antitrust laws. The first investigative demand was issued on September 27, 1996 and concerns Citadel Broadcasting's acquisition of all of the assets of KRST-FM in Albuquerque, New Mexico on October 9, 1996. The demand requested written answers to interrogatories and the production of documents concerning the radio station market in Albuquerque, in general, and the KRST acquisition, in particular, to enable the Department of Justice to determine, among other things, whether the KRST acquisition would result in excessive concentration in the market. Citadel Broadcasting responded to the demand. The Department of Justice requested supplemental information on January 27, 1997, to which Citadel Broadcasting also responded. There have been no communications since that time and, at present, Citadel Broadcasting has received no indication from the Department of Justice regarding its intended future actions. If the Department of Justice were to proceed with and successfully challenge the KRST acquisition, Citadel Broadcasting may be required to divest one or more radio stations in Albuquerque.

     The second investigation was initiated on October 9, 1996 and concerned Citadel Broadcasting's joint sales agreement relating to a total of eight radio stations in Spokane, Washington and Colorado Springs, Colorado and which became effective in January 1996. Pursuant to the investigation, the Department of Justice requested information to determine whether the joint sales agreement constituted a de facto merger, resulting in a combination or contract in restraint of trade. Citadel Broadcasting provided the requested information and met with the Department of Justice concerning this matter. If the Department of Justice were to proceed with and successfully challenge the joint sales agreement, Citadel Broadcasting may be required to terminate the joint sales agreement. At this time, Citadel Broadcasting cannot predict the impact on Citadel Broadcasting, if any, of these proceedings or any future Department of Justice demands.

     However, Citadel Broadcasting entered into two asset purchase agreements with Capstar Acquisition Company, Inc. on February 24, 1999 regarding the exchange of certain radio stations in Colorado Springs and the purchase by Citadel Broadcasting of other stations in Spokane and Colorado Springs. If completed, the transactions would result in the termination of the Spokane/Colorado Springs joint sales agreement. There can be no assurance, however, that the transactions will be completed. See Item 1, Business, under the caption "The Pending Transactions."

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The only authorized common equity of Citadel Broadcasting is its common stock, par value $.001 per share. There is no established public trading market for Citadel Broadcasting's common stock. All shares of such common stock which are currently issued and outstanding are owned by Citadel Communications Corporation, Citadel Broadcasting's parent.

     Citadel Broadcasting has never paid any cash dividends on its common stock. Citadel Broadcasting's credit facility prohibits the payment of cash dividends on the common stock. The indenture governing the 10-1/4% Senior Subordinated Notes due 2007, the indenture governing the 9-1/4% Senior Subordinated Notes due 2008, the Certificate of Designation governing the 13-1/4 % Exchangeable Preferred Stock and the indenture governing the 13-1/4% Exchange Debentures, if and when issued, each contain certain covenants that restrict Citadel Broadcasting from taking various actions, including, subject to specified exceptions, the payment of cash dividends on its common stock. The credit facility restricts the ability of Citadel Broadcasting's wholly-owned subsidiary, Citadel License, Inc., to pay cash dividends or make other distributions in respect of its capital stock owned by Citadel Broadcasting. Citadel Broadcasting is not dependent in any material respect on the receipt of dividends or other payments from Citadel License.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected consolidated historical financial data presented below as of and for each of the years ended December 31, 1994, 1995, 1996, 1997 and 1998 are derived from the consolidated financial statements of Citadel Broadcasting. These consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements of Citadel Broadcasting as of December 31, 1997 and 1998 and for each of the years in the three-year period ended December 31, 1998 and the independent auditors' report on those consolidated financial statements, are included elsewhere in this report. The financial results of Citadel Broadcasting are not comparable from year to year because of the acquisition and disposition of various radio stations by Citadel Broadcasting. As you review the information contained in the following table, you should note the following:

     - Interest Expense. Interest expense includes debt issuance costs and debt discount amortization of approximately $287,000, $132,000, $163,000, $441,000 and $717,000 for the years ended December 31, 1994, 1995, 1996,
       1997 and 1998, respectively.

     - Extraordinary Loss. On October 9, 1996, Citadel Broadcasting repaid its long-term debt of $31.3 million, payable to a financial institution, and a note payable to a related party of $7.0 million. The early retirement of the long-term debt resulted in a $1.8 million extraordinary loss due to prepayment premiums and the write-off of debt issuance costs.

     - Cash Dividends. Citadel Broadcasting has never declared cash dividends on its common stock.

     - Net Loss Per Common Share. Basic and diluted net loss per common share are the same for all periods presented due to Citadel Broadcasting's net losses.

     - Other income, net. Other income includes gain/(loss) on sales of radio stations and property and equipment of approximately $620,068, $707,286, $(1,749), $0 and $1,044,880 for the years ended December 31, 1994, 1995,
       1996, 1997 and 1998 respectively.

     The selected consolidated historical financial data below should be read in conjunction with, and is qualified by reference to, Citadel Broadcasting's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                          YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------
                                           1994        1995        1996        1997         1998
                                         --------    --------    --------    ---------    ---------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
STATEMENT OF OPERATIONS
DATA:
Net broadcasting revenue...............  $32,998     $34,112     $45,413     $ 89,803     $135,426
Station operating expenses.............   24,331      26,832      33,232       65,245       93,485
Depreciation and amortization..........    7,435       4,891       5,158       14,636       26,414
Corporate general and administrative...    2,504       2,274       3,248        3,530        4,369
                                         -------     -------     -------     --------     --------
Operating income (loss)................   (1,272)        115       3,775        6,392       11,158
Interest expense.......................    4,866       5,242       6,155       12,304       18,126
Other income, net......................      657         781         414          451        1,651
                                         -------     -------     -------     --------     --------
Loss before income taxes and
  extraordinary item...................   (5,481)     (4,346)     (1,966)      (5,461)      (5,317)
Income tax benefit.....................       --          --          --         (770)      (1,386)
                                         -------     -------     -------     --------     --------
Loss before extraordinary item.........   (5,481)     (4,346)     (1,966)      (4,691)      (3,931)
Extraordinary loss.....................       --          --      (1,769)          --           --
                                         -------     -------     -------     --------     --------
Net loss...............................  $(5,481)    $(4,346)    $(3,735)    $ (4,691)    $ (3,931)
Dividend requirement for exchangeable
  preferred stock......................       --          --          --        6,633       14,586
                                         -------     -------     -------     --------     --------
Net loss applicable to common shares...  $(5,481)    $(4,346)    $(3,735)    $(11,324)    $(18,517)
                                         =======     =======     =======     ========     ========
Net loss per common share..............  $  (137)    $  (109)    $   (93)    $   (283)    $   (463)
Shares used in per share calculation...   40,000      40,000      40,000       40,000       40,000

                                                             DECEMBER 31,
                                        ------------------------------------------------------
                                         1994       1995        1996        1997        1998
                                        -------    -------    --------    --------    --------
                                                        (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.............  $ 1,538    $ 1,005    $  1,588    $  7,685    $102,842
Working capital (deficiency)..........    3,382      2,928      (4,195)     22,593     149,601
Intangible assets, net................   20,080     15,093      51,802     268,690     268,790
Total assets..........................   46,397     37,372     102,244     344,172     472,261
Long-term debt (including current
  portion)............................   47,805     43,046      91,072     189,699     211,419
Exchangeable preferred stock..........       --         --          --     102,010     116,775
Shareholder's equity (deficit)........   (4,782)    (9,249)      5,999      16,132     103,963

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis should be read in conjunction with the information contained in Item 6, Selected Financial Data, and Citadel Broadcasting Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report. Except for the historical information contained in this report, the discussions in this report contain forward-looking statements that involve risks and uncertainties. Citadel Broadcasting's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Forward-Looking Information" at the beginning of this report and in Item 1, Business, under the caption "Certain Investment Considerations," as well as those discussed elsewhere in this report. Citadel Broadcasting undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances.

     General economic conditions have an impact on Citadel Broadcasting's business and financial results. From time to time the markets in which Citadel Broadcasting operates experience weak economic conditions that may negatively affect the revenue of Citadel Broadcasting. However, management believes that this impact is somewhat mitigated by Citadel Broadcasting's diverse geographical presence. In addition, Citadel Broadcasting's financial results are also dependent on a number of factors, including the general strength of the local and national economies, population growth, the ability to provide popular programming, local market and regional competition, relative efficiency of radio broadcasting compared to other advertising media, signal strength and government regulation and policies.

     In the following analysis, management discusses Citadel Broadcasting's broadcast cash flow. The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow. The two components of broadcast cash flow are gross revenue, net of agency commissions, and operating expenses, excluding depreciation and amortization, corporate general and administrative expenses and non-cash and non-recurring charges. Broadcast cash flow assists in comparing performance on a consistent basis across companies without regard to depreciation and amortization, which can vary significantly depending on accounting methods, particularly when acquisitions are involved. Earnings before interest, taxes, depreciation and amortization, or EBITDA, consists of operating income (loss) before depreciation and amortization. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating Citadel Broadcasting because they are measures widely used in the broadcasting industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles as a measure of liquidity or profitability.

     The principal source of Citadel Broadcasting's revenue is the sale of broadcasting time on its radio stations for advertising. As a result, Citadel Broadcasting's revenue is affected primarily by the advertising rates its radio stations charge. Correspondingly, the rates are based upon a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic Arbitron Radio Market Reports. The number of advertisements that can be broadcast without jeopardizing listening levels, and the resulting ratings, is limited in part by the format of a particular station. Each of Citadel Broadcasting's stations has a general pre-determined level of on-air inventory that it makes available for advertising, which may be different at different times of the day and tends to remain stable over time. Much of Citadel Broadcasting's selling activity is based on demand for its radio stations' on-air inventory and, in general, Citadel Broadcasting responds to this demand by varying prices rather than by changing the available inventory.

     In the broadcasting industry, radio stations often utilize trade, or barter, agreements to exchange advertising time for goods or services, such as other media advertising, travel or lodging, in lieu of cash. In order to preserve most of its on-air inventory for cash advertising, Citadel Broadcasting generally enters into trade agreements only if the goods or services bartered to it will be used in its business. Citadel Broadcasting has minimized its use of trade agreements and has generally sold over 90% of its advertising time for cash. In addition, it is Citadel Broadcasting's general policy not to preempt advertising spots paid for in cash with advertising spots paid for in trade.

     Citadel Broadcasting's revenue varies throughout the year. As is typical in the radio broadcasting industry, Citadel Broadcasting's first calendar quarter generally produces the lowest revenue, and the fourth quarter generally produces the highest revenue.

     The primary operating expenses incurred in the ownership and operation of radio stations include employee salaries and commissions, programming expenses and advertising and promotional expenses. Citadel Broadcasting strives to control these expenses by working closely with local station management. Citadel Broadcasting also incurs and will continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions of stations and existing and future borrowings.

     Citadel Broadcasting also provides on-line services, offering its subscribers a variety of services, including electronic mail and access to the internet. For the year ended December 31, 1998, Citadel Broadcasting's internet service provider recorded gross revenue, operating income and net income of $2.1 million, $0.5 million and $0.1 million, respectively. The revenue generated from the internet service provider has been included in broadcasting revenue as the amounts are not considered material to understanding the changes in the results of operations for the year ended December 31, 1998 as compared to prior years.

     In 1998, Citadel Broadcasting's radio stations derived approximately 83.0% of their net broadcasting revenue from local and regional advertising in the markets in which they operate, and the remainder resulted principally from the sale of national advertising. Local and regional advertising is sold primarily by each station's sales staff. To generate national advertising sales, Citadel Broadcasting engages a national advertising representative firm. Citadel Broadcasting believes that the volume of national advertising revenue tends to adjust to shifts in a station's audience share position more rapidly than does the volume of local and regional advertising revenue. Therefore, Citadel Broadcasting focuses on sales of local and regional advertising. During the year ended December 31, 1998, no single advertiser accounted for more than 10% of net broadcasting revenue of Citadel Broadcasting.

     The advertising revenue of Citadel Broadcasting is typically collected within 120 days of the date on which the related advertisement is aired. Most accrued expenses, however, are paid within 45 to 60 days. As a result of this time lag, working capital requirements have increased as Citadel Broadcasting has grown and will likely increase in the future.

     Historically, Citadel Broadcasting has generated net losses primarily as a result of significant charges for depreciation and amortization relating to the acquisition of radio stations and interest charges on outstanding debt. Citadel Broadcasting amortizes FCC licenses and goodwill attributable to the acquisition of radio stations over a 15-year period. Based upon the large number of acquisitions that were consummated within the last two years, Citadel Broadcasting anticipates that depreciation and amortization charges will continue to be significant for several years. To the extent that Citadel Broadcasting completes additional acquisitions, its depreciation and amortization charges are likely to increase. Citadel Broadcasting expects that it will continue to incur net losses through at least 1999.

     Citadel Broadcasting consolidates the operations of stations operated under local marketing agreements. The Emerging Issues Task Force, a division of the Financial Accounting Standards Board, is reviewing the accounting method for contractual management arrangements and may determine that consolidation is appropriate only if certain requirements for controlling financial interest are met. Because the provisions of Citadel Broadcasting's existing local marketing agreements do not meet the proposed control requirements, if the Emerging Issues Task Force proposal is approved as drafted, consolidation of stations operated under local marketing agreements may no longer be appropriate.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Net Broadcasting Revenue. Net broadcasting revenue increased $45.6 million or 50.8% to $135.4 million for the year ended December 31, 1998 from $89.8 million for the year ended December 31, 1997. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1998 provided $6.3 million of the increase. For stations owned and operated over the comparable period in 1998 and 1997, net broadcasting revenue improved $39.3 million or 64.3% to $100.4 million in 1998 from $61.1 million in 1997, primarily due to increased ratings and improved selling efforts.

     Station Operating Expenses. Station operating expenses increased $28.3 million or 43.4% to $93.5 million for the year ended December 31, 1998 from $65.2 million for the year ended December 31, 1997. The increase was primarily attributable to the inclusion of station operating expenses of the radio station acquisitions and the local marketing agreements entered into during 1998.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $17.3 million or 70.3% to $41.9 million for the year ended December 31, 1998 from $24.6 million for the year ended December 31, 1997. As a percentage of net broadcasting revenue, broadcast cash flow improved to 30.9% for the year ended December 31, 1998 compared to 27.4% for the year ended December 31, 1997.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $0.9 million or 25.7% to $4.4 million for the year ended December 31, 1998 from $3.5 million for the year ended December 31, 1997. The increase was due primarily to an increase in staffing levels needed to support Citadel Broadcasting's growth.

     EBITDA. As a result of the factors described above, EBITDA increased $16.4 million or 77.7% to $37.5 million for the year ended December 31, 1998 from $21.1 million for the year ended December 31, 1997.

     Depreciation and Amortization. Depreciation and amortization expense increased $11.8 million or 80.8% to $26.4 million for the year ended December 31, 1998 from $14.6 million for the year ended December 31, 1997, primarily due to radio station acquisitions completed during 1998 and late 1997.

     Interest Expense. Interest expense increased approximately $5.8 million or 47.2% to $18.1 million for the year ended December 31, 1998 from $12.3 million for the year ended December 31, 1997, primarily due to interest expense associated with additional borrowings completed in 1998 and 1997, offset by a repayment of the borrowings in the third quarter of 1998 from the net proceeds of Citadel Communications' initial public offering of its common stock in July 1998.

     Loss (Gain) on Sale of Assets. The gain on sale of assets in 1998 resulted primarily from the gain on the sale of four radio stations in Quincy, Illinois aggregating approximately $1.3 million, offset by certain other dispositions of assets resulting in losses.

     Income Tax Benefit. The income tax benefit in 1998 and 1997 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in the tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions, offset by federal alternative minimum tax and state tax expense in 1998. For the year ended December 31, 1997, Citadel Broadcasting generated a net loss for both financial reporting and income tax purposes; therefore no current tax provision was recorded.

     Net Loss. As a result of the factors described above, net loss decreased $0.8 million or 17.0% to $3.9 million for the year ended December 31, 1998 from $4.7 million for the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Broadcasting Revenue. Net broadcasting revenue increased $44.4 million or 97.8% to $89.8 million for the year ended December 31, 1997 from $45.4 million for the year ended December 31, 1996. The inclusion of net revenue from the acquisitions of radio stations and net revenue generated from local marketing agreements and joint sales agreements entered into during 1997 provided $41.8 million of the increase. For stations owned and operated over the comparable period in 1997 and 1996, net broadcasting revenue improved approximately $2.5 million or 6.7% to $40.7 million in 1997 from $38.2 million in 1996 primarily due to increased ratings and improved selling efforts.

     Station Operating Expenses. Station operating expenses increased $32.0 million or 96.4% to $65.2 million for the year ended December 31, 1997 from $33.2 million for the year ended December 31, 1996. The increase was primarily attributable to the inclusion of station operating expenses of the radio station acquisitions and the local marketing agreements and joint sales agreements entered into during 1997.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $12.4 million or 101.6% to $24.6 million for the year ended December 31, 1997 from $12.2 million for the year ended December 31, 1996. As a percentage of net broadcasting revenue, broadcast cash flow increased to 27.4% for the year ended December 31, 1997 from 26.9% for the year ended December 31, 1996.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $0.3 million or 9.4% to $3.5 million for the year ended December 31, 1997 from $3.2 million for the year ended December 31, 1996. The increase is due primarily to an increase in staffing levels required to support Citadel Broadcasting's growth through acquisitions.

     EBITDA. As a result of the factors described above, EBITDA increased $12.1 million or 134.4% to $21.1 million for the year ended December 31, 1997 from $9.0 million for the year ended December 31, 1996.

     Depreciation and Amortization. Depreciation and amortization expense increased $9.4 million or 180.8% to $14.6 million for the year ended December 31, 1997 from $5.2 million for the year ended December 31, 1996, primarily due to radio station acquisitions completed during 1997.

     Interest Expense. Interest expense increased $6.1 million or 98.4% to $12.3 million for the year ended December 31, 1997 from $6.2 million for the year ended December 31, 1996, primarily due to interest expense associated with additional borrowings to fund acquisitions completed during 1997.

     Income Tax Benefit. The income tax benefit for the year ended December 31, 1997 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in the tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions. For the years ended December 31, 1997 and 1996, Citadel Broadcasting generated a net loss for both financial reporting and income tax purposes; therefore, no current tax provision was recorded.

     Net Loss. As a result of the factors described above, net loss increased $1.0 million or 27.0% to $4.7 million for the year ended December 31, 1997 from $3.7 million for the year ended December 31, 1996. Included in the net loss for 1996 is $0.4 million of interest earned on loans advanced by Citadel Broadcasting to Deschutes River Broadcasting, Inc. prior to the acquisition of Deschutes by Citadel Broadcasting and a $1.8 million extraordinary loss related to the repayment of long-term debt.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net Broadcasting Revenue. Net broadcasting revenue increased $11.3 million or 33.1% to $45.4 million for the year ended December 31, 1996 from $34.1 million for the year ended December 31, 1995. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements and joint sales agreements entered into during 1996 provided $7.8 million of the increase. For stations owned and operated over the comparable period in 1996 and 1995, net broadcasting revenue improved $3.6 million or 11.8% to $34.2 million in 1996 from $30.6 million in 1995 primarily due to increased ratings and improved selling efforts.

     Station Operating Expenses. Station operating expenses increased $6.4 million or 23.9% to $33.2 million for the year ended December 31, 1996 from $26.8 million for the year ended December 31, 1995. The increase was primarily attributable to the inclusion of station operating expenses of the radio station acquisitions and the local marketing agreements and joint sales agreements entered into during 1996.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $4.9 million or 67.1% to $12.2 million for the year ended December 31, 1996 from $7.3 million for the year ended December 31, 1995. As a percentage of net broadcasting revenue, broadcast cash flow increased to 26.9% in 1996 from 21.4% in 1995.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses increased $0.9 million or 39.1% to $3.2 million for the year ended December 31, 1996 from $2.3 million for the year ended December 31, 1995. Substantially all of the increase was due to professional expenses incurred in 1996 related to Citadel Broadcasting's capital raising activities and a lawsuit between Citadel Broadcasting and Tele-Media Broadcasting Company and certain of its shareholders and officers which arose in connection with Tele-Media's decision not to complete a sale of its radio stations to Citadel Broadcasting pursuant to a 1995 agreement. In connection with Citadel Broadcasting's acquisition of Tele-Media, the litigation was settled.

     EBITDA. As a result of the factors described above, EBITDA increased $4.0 million or 80.0% to $9.0 million for the year ended December 31, 1996 from $5.0 million for the year ended December 31, 1995.

     Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million or 6.1% to $5.2 million for the year ended December 31, 1996 from $4.9 million for the year ended December 31, 1995, primarily due to radio station acquisitions completed during 1996.

     Interest Expense. Interest expense increased $1.0 million or 19.2% to $6.2 million for the year ended December 31, 1996 from $5.2 million for the year ended December 31, 1995, primarily due to interest expense associated with additional borrowings to fund acquisitions completed during 1996.

     Net Loss. As a result of the factors described above, net loss decreased $0.6 million or 14.0% to $3.7 million for the year ended December 31, 1996 from $4.3 million for the year ended December 31, 1995. Included in the net loss for 1996 is $0.4 million of interest earned on loans advanced by Citadel Broadcasting to Deschutes River Broadcasting, Inc. prior to the acquisition of Deschutes by Citadel Broadcasting and a $1.8 million extraordinary loss related to the repayment of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     Overview. Recent liquidity needs have been driven by Citadel Broadcasting's acquisition strategy. Citadel Broadcasting's principal liquidity requirements are for acquisition financing, debt service, working capital and general corporate purposes, including capital expenditures. Citadel Broadcasting's acquisition strategy has required, and is expected to continue in the foreseeable future to require, a significant portion of Citadel Broadcasting's capital resources. Citadel Broadcasting expects that its debt service and capital expenditure obligations within the next twelve months, without regard to further acquisitions, will include approximately $21.0 million for interest on its 10 1/4% Senior Subordinated Notes due in 2007 and its 9 1/4% Senior Subordinated Notes due in 2008 and approximately $2.7 million for capital expenditures. Citadel Broadcasting's 13 1/4% Exchangeable Preferred Stock does not require cash dividends through July 1, 2002.

     Citadel Broadcasting and Citadel Communications have financed Citadel Broadcasting's past acquisitions through bank borrowings, sales of equity and debt securities, internally generated funds and proceeds from asset sales. Citadel Broadcasting expects that financing for future acquisitions will be provided through bank borrowings, the sale of debt and equity securities and internally generated funds.

     An important factor in management financing decisions includes the maintenance of leverage ratios consistent with Citadel Broadcasting's long-term growth strategy. Management recognizes that Citadel Broadcasting may require additional resources or may need to consider modifications to its expansion plans. To the extent Citadel Broadcasting is unable to obtain additional funding, as needed, management has contingency plans which include curtailing capital expenditure activities and reducing infrastructure costs associated with expansion and development plans. No assurance can be given that Citadel Broadcasting will be successful in raising additional capital, as needed, achieving profitable results or entering into new markets.

     At December 31, 1998, Citadel Broadcasting held approximately $102.8 million in cash and cash equivalents and had $137.5 million in unborrowed availability under its credit facility. In addition, at December 31, 1998, Citadel Broadcasting had working capital of $149.6 million, an increase of approximately $127.0 million from December 31, 1997, which increase is due principally to the net proceeds from the November 1998 offering of the 9 1/4% notes and assets held for sale.

     Management believes that the remaining net proceeds from the offering of the 9 1/4% notes, together with cash from operating activities and borrowings under the credit facility, should be sufficient to permit Citadel Broadcasting to meet its financial obligations and to fund its present operations for the next twelve months.

     Net Cash Provided By Financing Activities. For the year ended December 31, 1998, net cash provided by financing activities was $127.4 million compared to $212.2 million in the year ended December 31, 1997. The decrease primarily resulted from the repayment of the outstanding balance under the credit facility, offset by the net proceeds of Citadel Communications' initial public offering, and the November 1998 offering of the 9 1/4% notes. The net cash provided by financing activities in 1997 of $212.2 million was primarily the result of the proceeds from the 1997 offerings of the 10 1/4% notes and the exchangeable preferred stock.

     Citadel Communications Equity Offering. On July 7, 1998, Citadel Broadcasting's parent, Citadel Communications, consummated an initial public offering of 6,880,796 shares of its common stock at an initial public offering price of $16.00 per share. Of such shares, 6,250,000 shares were sold by Citadel Communications and 630,796 shares were sold by certain stockholders of Citadel Communications. On July 14, 1998, Citadel Communications sold an additional 1,032,119 shares of its common stock at the initial public offering price pursuant to the exercise of the underwriters' over-allotment option. The aggregate net proceeds to Citadel Communications were $106.6 million, which were used to repay a portion of the outstanding indebtedness under Citadel Broadcasting's credit facility.

     Credit Facility. On July 3, 1997, Citadel Broadcasting and Citadel License entered into an amended and restated financing agreement which originally allowed for revolving loan borrowings up to a maximum of $150.0 million. Pursuant to the agreement, this amount began to reduce quarterly on December 31, 1997. The maximum available loan commitment at December 31, 1998 was $137.5 million. At December 31, 1998, no amounts were outstanding under the credit facility. Citadel Broadcasting must pay, on a quarterly basis, an unused commitment fee equal to the maximum revolving loan commitment less the average of the outstanding principal balance for the preceding quarter, multiplied by
 .125% or, if the total leverage ratio, determined in accordance with the agreement, calculated as of the last day of the preceding quarter was less than 4.5, the multiplier for the commitment fee is reduced to .09375%.

     The credit facility restricts the ability of Citadel Broadcasting's wholly owned subsidiary Citadel License, Inc. to pay cash dividends or make other distributions in respect of its capital stock. Citadel Broadcasting is not dependent in any material respect on the receipt of dividends or other payments from Citadel License. The credit facility also contains other customary restrictive covenants, which, among other things, and with certain exceptions, limit the ability of Citadel Broadcasting and Citadel License to incur additional indebtedness and liens, enter into transactions with affiliates, consolidate, merge or effect asset sales, issue additional stock, make capital or overhead expenditures, make investments, loans or prepayments or change the nature of their business. Citadel Broadcasting and Citadel License are also required to satisfy financial covenants, which require Citadel Broadcasting and Citadel License to maintain specified financial ratios and to comply with financial tests, such as ratios for maximum leverage, senior debt leverage, minimum interest coverage and minimum fixed charges.

     - Maximum Leverage Test. The maximum leverage test requires that Citadel Broadcasting and Citadel License not permit the ratio of total debt as of the last day of any month to operating cash flow, as adjusted for permitted acquisitions and dispositions, for the twelve-month period ending as of the last day of that month to be greater than the applicable ratio on that date. The applicable ratio at December 31, 1998 is 6.50.

     - Senior Debt Leverage Test. The senior debt leverage test requires that Citadel Broadcasting and Citadel License not permit the ratio of the unpaid principal balance of the credit facility or any specified portion thereof outstanding from time to time as of the last day of any month to operating cash flow, as adjusted for permitted acquisitions and dispositions, for the twelve-month period ending on that date to be greater than 4.50 for the period through May 1999. For each six-month period after May 1999 through maturity, the maximum ratio shall decrease by 0.25.

     - Minimum Interest Coverage Test. The minimum interest coverage test requires that Citadel Broadcasting and Citadel License not permit the ratio of their consolidated operating cash flow for any four-quarter period to interest expense and cash dividends on Citadel Broadcasting's exchangeable preferred stock for the same four-quarter period to be less than 1.75.

     - Minimum Fixed Charges Test. The minimum fixed charges test requires that Citadel Broadcasting and Citadel License not permit the ratio of their consolidated operating cash flow for any four-quarter period to fixed charges for the same four-quarter period to be less than 1.1 to 1.0.

     Citadel Broadcasting and Citadel License are in compliance with the financial ratios and financial condition tests in their debt obligations.

     Senior Subordinated Notes. On July 3, 1997, Citadel Broadcasting completed the issuance of $101.0 million of 10-1/4% Senior Subordinated Notes due 2007. Interest is payable semi-annually. The 10-1/4% notes will be redeemable at the option of Citadel Broadcasting, in whole or in part, at any time on or after July 1, 2002 at the redemption prices set forth in the indenture governing the 10-1/4% notes. In addition, at any time prior to July 1, 2000, subject to certain conditions, Citadel Broadcasting may, at its option, redeem a portion of the 10-1/4% notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 10-1/4% notes), at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption.

     On November 19, 1998, Citadel Broadcasting completed the issuance of $115.0 million of 9-1/4% Senior Subordinated Notes due 2008. Interest is payable semi-annually. The 9-1/4% notes may be redeemed at the option of Citadel Broadcasting, in whole or in part, at any time on or after November 15, 2003 at the redemption prices set forth in the indenture governing the 9-1/4% notes. In addition, at any time prior to November 15, 2001, Citadel Broadcasting may, at its option, redeem the 9-1/4% notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 9-1/4% notes), at a redemption price equal to 109.25% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date.

     The indentures governing the 10-1/4% notes and the 9-1/4% notes contain certain restrictive covenants, including limitations which restrict the ability of Citadel Broadcasting to incur additional debt, incur liens, pay cash dividends, or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. At December 31, 1998, Citadel Broadcasting was in compliance with all covenants under the indentures.

     Exchangeable Preferred Stock. On July 3, 1997, Citadel Broadcasting sold an aggregate of 1,000,000 shares of its 13-1/4% Exchangeable Preferred Stock. Dividends on the exchangeable preferred stock accrue at the rate of 13-1/4% per annum and are payable semi-annually. On or prior to July 1, 2002, dividends are payable in additional shares of exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends, or, at the option of Citadel Broadcasting, in cash. Thereafter, all dividends will be payable only in cash. Citadel Broadcasting will be required to redeem the exchangeable preferred stock on July 1, 2009, subject to the legal availability of funds therefor, at a redemption price equal to the liquidation preference thereof, plus accumulated and unpaid dividends, if any, to the date of redemption. The Certificate of Designation governing the exchangeable preferred stock also contain covenants that restrict Citadel Broadcasting from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures and transactions with affiliates. At December 31, 1998, Citadel Broadcasting was in compliance with all covenants under the Certificate of Designation.

     Net Cash Used in Investing Activities. For the year ended December 31, 1998, net cash used in investing activities decreased to $45.8 million from $212.3 million in the year ended December 31, 1997. The decrease is primarily due to the acquisition of 61 radio stations in 1997, whereas 11 radio stations were acquired in 1998.

     Net cash used in investing activities in 1997 was $212.3 million, compared to $61.1 million in 1996. Net cash used in investing activities was used primarily to acquire radio stations and property and equipment in 1997.

     Pending Acquisitions and Dispositions. There are several transactions currently pending which, if completed, would result in Citadel Broadcasting purchasing 14 FM and 10 AM radio stations and selling 18 FM and 7 AM radio stations. The total cash required to fund the pending acquisitions is expected to be approximately $92.5 million. Citadel Broadcasting expects to receive $26.0 million, $25.5 million in cash and a $0.5 million promissory note, from the pending disposition. The consummation of the pending transactions is subject to certain conditions, including the approval of the FCC. Although Citadel Broadcasting believes these closing conditions will be satisfied in each case, there can be no assurance thereof. See Item 1, Business, under the caption "The Pending Transactions" for a complete description of the pending transactions.

     Recently Completed Acquisitions. Subsequent to December 31, 1998, Citadel Broadcasting acquired at total of 13 FM and 5 AM radio stations and one internet service provider for an aggregate purchase price of approximately $72.3 million. Proceeds from the November 1998 offering of the 9-1/4% notes were used to pay substantially all of the aggregate purchase price.

     Capital Expenditures. Citadel Broadcasting had capital expenditures of $2.0 million, $2.1 million and $4.5 million for the years ended December 31, 1996, 1997, and 1998, respectively. Citadel Broadcasting's equipment purchases consist primarily of broadcasting equipment and transmission tower upgrades.

     Net Cash Provided By Operations. Net cash provided by operations increased by approximately $7.3 million or 117.7% to $13.5 million for the year ended December 31, 1998 from $6.2 million for the year ended December 31, 1997. The increase in cash provided by operations can be primarily attributed to the inclusion of radio stations acquired in 1998 and a full year of operations of stations acquired in 1997. Net cash provided by operations in 1998 was approximately $13.5 million resulting primarily from a net loss of $3.9 million less depreciation and amortization of $26.4 million, offset by an increase in accounts receivable of approximately $9.6 million. Net cash provided by operations in 1997 was approximately $6.2 million resulting primarily from a net loss of $4.7 million less depreciation and amortization of $14.6 million and an increase in accrued liabilities of $5.3 million offset by an increase in accounts receivable of $10.2 million.

     Net cash provided by operations increased by approximately $7.6 million or 542.9% to $6.2 million for the year ended December 31, 1997 from net cash used in operations of $1.4 million for the year ended December 31, 1996. The increase in cash provided by operations can be primarily attributed to the inclusion of radio stations acquired in 1997. Net cash used in operations in 1996 was $1.4 million resulting primarily from a net loss of $3.7 million less an extraordinary loss of $1.8 million and depreciation and amortization of $5.2 million, offset by an increase in accounts receivable of $5.3 million.

     Year 2000 Matters. The Year 2000 computer issue primarily results from the fact that information technology hardware and software systems and other non-information technology products containing embedded microchip processors were originally programmed using a two digit format, as opposed to four digits, to indicate the year. Such programming will be unable to interpret dates beyond the year 1999, which could cause system and product failure, other computer errors and a disruption in the operation of such systems and products.

     Citadel Broadcasting's project team has identified its accounting and traffic systems, satellite delivered programming, digital automation systems and internet service provider systems as the mission critical systems to evaluate for Year 2000 compliance. In addition, while there are several software programs currently used throughout Citadel Broadcasting's operations which are not Year 2000 compliant, the vendors of this software have committed to provide Year 2000 compliant updates to Citadel Broadcasting. Citadel Broadcasting expects to have all such updates tested and operational by June 1999.

     Citadel Broadcasting has identified five phases for the project team to address for each of Citadel Broadcasting's risk areas. These phases are:

     (1) an inventory of Citadel Broadcasting's systems described above,

     (2) assessment of the systems to determine the risk and apparent extent of Year 2000 problems,

     (3) remediation of identified problems,

     (4) testing of systems for Year 2000 readiness, and

     (5) contingency planning for the worst-case scenarios.

     Inventories have been completed for all mission critical company software applications and hardware systems, and Citadel Broadcasting has substantially completed an inventory of at-risk non-information technology systems and expects to complete the inventory in the second quarter of 1999. The project team is currently assessing compliance issues related to Citadel Broadcasting's information hardware and software, and expects to complete such assessment in the first quarter of 1999. Citadel Broadcasting expects that some amount of the testing will be performed during this assessment phase.

     In each of its markets, Citadel Broadcasting employs centralized accounting and traffic (advertising scheduling) systems for all of its stations in the market. In September 1998, Citadel Broadcasting completed the replacement and upgrading of software certified as Year 2000 compliant by the software vendor. Citadel Broadcasting intends to complete Year 2000 testing of this software in the second quarter of 1999. The total cost of the software upgrade was $0.3 million. In connection with the software upgrade, much of the accounting and traffic hardware systems were also upgraded or replaced. The total cost of the hardware upgrade was $0.1 million. Citadel Broadcasting anticipates that evaluation for Year 2000 compliance of the hardware and the new software used in its accounting and traffic systems for the stations currently owned by Citadel Broadcasting will be completed during the second quarter of 1999. Citadel Broadcasting expects that the accounting and traffic systems for stations that it may acquire will be converted to the software used for its other stations. The cost of any necessary hardware upgrades for these systems for stations acquired cannot be quantified at this time.

     Satellite delivered programs, which are delivered to Citadel Broadcasting's radio stations from outside sources, represent a third party risk to Citadel Broadcasting arising from the Year 2000 issue. Citadel Broadcasting sent questionnaires to a majority of the vendors of these programs during the fourth quarter of 1998 asking them to update Citadel Broadcasting on the status of their Year 2000 compliance. Citadel Broadcasting anticipates that it will send such questionnaires to the significant vendors of satellite delivered programs to stations it acquires. Until those questionnaires are returned and reviewed, Citadel Broadcasting is unable to determine the potential for disruption in its programming arising from this third party risk. If Citadel Broadcasting does not receive reasonable assurances regarding Year 2000 compliance from any vendor of these programs, it would then develop contingency plans for alternative programming.

     Citadel Broadcasting is currently reviewing a proposal to update and expand the digital automation systems used in Citadel Broadcasting's operations. Although not directly related to the Year 2000 problem, Citadel Broadcasting believes the expansion and replacement of these systems, which it anticipates would be completed by the end of December 1999, would minimize or eliminate Year 2000 problems associated with these systems. If Citadel Broadcasting elects not to pursue such expansion, it anticipates that the total cost of replacing the non-compliant digital components in its current digital automation systems would be approximately $0.5 million and that the replacement would be completed by the end of October 1999. The cost of replacing non-compliant digital components at stations that may be acquired by Citadel Broadcasting cannot be quantified at this time.

     Citadel Broadcasting recently completed an expansion of its internet service provider division. All mission critical elements of such division are certified Year 2000 compliant by the software and hardware vendors. No material expansion is scheduled for this division prior to the Year 2000.

     In addition to identification of these mission critical systems, Citadel Broadcasting has identified the top 10 advertisers on each of its radio stations owned or operated at December 31, 1998. Questionnaires were sent to each of these advertisers during the fourth quarter of 1998 asking them to update Citadel Broadcasting on the status of their Year 2000 compliance. Citadel Broadcasting intends to send such questionnaires to the top 10 advertisers on each of the radio stations it acquires. In addition, questionnaires are also being sent to various equipment vendors, banks and other lending institutions that provide substantial products and services to Citadel Broadcasting. The Company has received varying information from such third parties on the state of compliance or expected compliance. Until the questionnaires returned to date are fully reviewed and others are returned and reviewed, Citadel Broadcasting is unable to determine the effect of these third party risks on Citadel Broadcasting's operations. There can be no assurance that Citadel Broadcasting will be successful in finding alternative Year 2000 compliant advertisers, suppliers and service providers, if required.

     Citadel Broadcasting also intends to solicit information regarding its critical internal non-information technology systems such as telephones and HVAC in the second quarter of 1999. Any required remediation and testing of Citadel Broadcasting's non-information technology systems at its current stations is expected to be completed by June 1999. Citadel Broadcasting intends to promptly extend this inquiry to stations it acquires.

     Citadel Broadcasting is in the process of determining its contingency plans, which are expected to include the identification of Citadel Broadcasting's most reasonably likely worst-case scenarios. Preliminary contingency plans are expected to be completed during the second quarter of 1999 and comprehensive plans are expected to be completed by the second or third quarter of 1999. At this time, Citadel Broadcasting does not have sufficient information to assess the likelihood of such worst-case scenarios. Currently, Citadel Broadcast-ing believes that the most reasonably likely sources of risk to it include (1) disruptions in the supply of satellite delivered programs and (2) diminished demand for advertising time arising from Year 2000 problems both specific to Citadel Broadcasting's advertisers or more generally related to the potential for economic disruptions related to the Year 2000 issues.

     Based on its current assessment efforts, Citadel Broadcasting does not believe that Year 2000 issues related to its internal systems will have a material adverse effect on Citadel Broadcasting's financial condition or results of operations. However, as described above, the failure by third parties to be Year 2000 ready could have a material adverse effect on Citadel Broadcasting.

     Recently Issued Accounting Pronouncements. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe the implementation of this accounting pronouncement will have a material effect on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk. During the normal course of business Citadel Broadcasting is routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and collectibility of accounts receivable. Citadel Broadcasting constantly assesses these risks and has established policies and practices to protect against the adverse effects of these and other potential exposures. Although Citadel Broadcasting does not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

     Interest Rate Risk. Citadel Broadcasting may be exposed to interest rate changes under its credit facility which it maintains to provide liquidity and to fund capital expenditures and acquisitions. Citadel Broadcasting's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, Citadel Broadcasting has entered into an interest rate swap agreement to hedge the effects of fluctuations in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Citadel Broadcasting Company's Consolidated Financial Statements, including the notes thereto, and supplementary financial information are listed in Part IV, Item 14, of this report are included after the signature page beginning at page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the directors and executive officers of Citadel Broadcasting Company:

               NAME               AGE                        POSITION
               ----               ---                        --------
       Lawrence R. Wilson         53       Chief Executive Officer and Chairman
       Donna L. Heffner           39       Vice President, Chief Financial
                                            Officer and Secretary
       D. Robert Proffitt         46       President and Chief Operating Officer
       Stuart R. Stanek           43       Vice President; President - East Region
       Peter J. Benedetti         35       Vice President; President - Central Region
       Edward T. Hardy            50       Vice President; President - West Region
       Patricia Diaz Dennis       52       Director
       Scott E. Smith             43       Director
       Ted L. Snider, Sr.         70       Director
       John E. von Schlegell      44       Director

     Lawrence R. Wilson co-founded and was a general partner of Citadel Broadcasting's predecessor, Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership, from 1984 to July 1992 and has been the Chief Executive Officer and Chairman of the Board of Citadel Broadcasting since it was incorporated in 1991 and Chief Executive Officer, President and Chairman of Citadel Communications since it was incorporated in 1993. Mr. Wilson also served as President of Citadel Broadcasting from 1991 to October 1998. From 1974 to 1979, Mr. Wilson was Executive Vice President and General Counsel of Combined Communications Corporation, a national media company, where he handled all acquisitions and mergers and oversaw the broadcast, newspaper and outdoor billboard divisions as a part of a five person management committee. From 1979 to 1986, he was engaged in the private practice of law.

     Donna L. Heffner joined Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership in 1988 as Controller. Ms. Heffner has served as Secretary of Citadel Broadcasting since it was incorporated in 1991 and of Citadel Communications since it was incorporated in 1993. She has served as Chief Financial Officer of Citadel Broadcasting and Citadel Communications since 1992 and 1993, respectively. In January 1997, Ms. Heffner became Vice President of Citadel Broadcasting and Citadel Communications. Ms. Heffner also served as Treasurer of Citadel Broadcasting from 1991 to 1999 and as a director of Citadel Broadcasting from 1992 to 1993. She served as Treasurer of Citadel Communications from 1993 to 1999 and as a director of Citadel Communications for several months in 1993. From 1982 to 1985 and in 1987, she was employed by Price Waterhouse, and in 1986, she was employed by Lowrimore, Warwick & Company as an accountant.

     D. Robert Proffitt joined Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership in 1988 as Vice
President - General Manager of KKFM-FM in Colorado Springs. In 1991, he was appointed Vice President of Citadel Broadcasting, and in 1993, he was appointed Vice President of Citadel Communications, Mr. Proffitt took over as General Manager of Citadel Broadcasting's Albuquerque operations in 1994. Mr. Proffitt served as President of Central Region for Citadel Broadcasting from June 1997 to October 1998, and he became President and Chief Operating Officer of Citadel Broadcasting in October 1998.

     Stuart R. Stanek joined Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership in 1986 as a General Manager of KKFM-FM in Colorado Springs. In 1988, he became General Manager of KCNR-AM/KUBL-FM in Salt Lake City, in 1991, he was appointed Vice President of Citadel

Broadcasting, in 1992 he was elected to the Board of Directors of Citadel Broadcasting and in 1993, he was appointed Vice President and elected to the Board of Directors of Citadel Communications. He served as a Director of Citadel Broadcasting and Citadel Communications until August 1996. Mr. Stanek became President of East Region for Citadel Broadcasting in June 1997.

     Peter J. Benedetti joined Citadel Broadcasting in April 1995 as Sales Manager for KMGA-FM in Albuquerque and also became Sales Manager for KHFM-FM in Albuquerque upon Citadel Broadcasting's acquisition of that station in June 1996. From January 1997 to July 1997, Mr. Benedetti was Director of Sales of Citadel Broadcasting's Salt Lake City radio station group, and from July 1997 to October 1998, he served as Vice President and General Manager of that radio station group. In October 1998 Mr. Benedetti became Vice President and President of the Central Region for Citadel Broadcasting and Vice President of Citadel Communications. Prior to joining Citadel Broadcasting, he served as an account executive for Jacor Communications' KBPI-FM in Denver, Colorado. Mr. Benedetti currently serves on the Board of Directors of the Utah Broadcasters Association and the Salt Lake City Radio Broadcasters Association.

     Edward T. Hardy founded and was elected President and Chief Executive Officer of Deschutes River Broadcasting, Inc. in 1994. Mr. Hardy joined Citadel Communications in January 1997 as President of Deschutes following Citadel Communications' acquisition of Deschutes. Mr. Hardy became President of West Region for Citadel Broadcasting and Vice President of Citadel Broadcasting and Citadel Communications in June 1997 when Deschutes was merged with and into Citadel Broadcasting. From 1984 to 1993, Mr. Hardy was Vice President--General Manager of KUPL AM/FM in Portland.

     Patricia Diaz Dennis became a director of Citadel Broadcasting and Citadel Communications in November 1997. Since November 1998, Ms. Dennis serves as Senior Vice President--Regulatory and Public Affairs of SBC Communications Inc., a company which provides telecommunications products and services, and from September 1995, she served as Senior Vice President and Assistant General Counsel for regulation and public policy of SBC Communications Inc. From March 1993 until joining SBC Communications Inc., Ms. Dennis served as special counsel for communications matters for the law firm of Sullivan & Cromwell. Ms. Dennis served as a commissioner of the FCC from June 1986 to September 1989 and as Assistant Secretary of State for Human Rights and Humanitarian Affairs in the United States Department of State from August 1992 to January 1993. Ms. Dennis also serves as director for various entities, including Massachusetts Mutual Life Insurance Company and National Public Radio.

     Scott E. Smith has served as a member of the Board of Directors of Citadel Broadcasting since 1992 and of Citadel Communications since 1993. He is an Executive Vice President of Baker, Fentress & Company. Since 1989, Mr. Smith has managed the private placement portfolio of Baker Fentress.

     Ted L. Snider, Sr. became a director of Citadel Broadcasting and Citadel Communications in November 1997 following Citadel Broadcasting's October 1997 acquisition of Snider Corporation. Mr. Snider had been Chairman of Snider Corporation since its incorporation in 1971. Snider Corporation owned two FM and two AM radio stations, the right to construct an additional FM radio station and the Arkansas Radio Network.

     John E. von Schlegell has served as a member of the Board of Directors of Citadel Broadcasting and Citadel Communications since January 1997. He co-founded and, since 1991, has managed, Endeavour Capital Fund Limited Partnership, a firm that invests equity capital in privately held businesses throughout the northwest. Prior to 1991, Mr. von Schlegell was a general partner at Golder, Thoma & Cressey, a private equity firm based in Chicago.

BOARD COMPOSITION

     The five persons presently constituting the Board of Directors of Citadel Broadcasting were initially elected under the terms of a Fourth Amended and Restated Voting Agreement dated as of October 15, 1997, by and among Citadel Communications, the voting trustee under the Amended and Restated Voting Trust Agreement dated October 15, 1997 and certain other stockholders of Citadel Communications. In connection with Citadel Communications' initial public offering, the Fourth Amended and Restated Voting Agreement and a related stockholders agreement among Citadel Communications and certain of its stockholders were terminated. The Amended and Restated Voting Trust Agreement will continue in effect until terminated in accordance with its terms.

     Each director of Citadel Broadcasting holds office until the next annual meeting of stockholders and until his or her successor has been elected and qualified. Officers are elected by the Board of Directors and serve at its discretion.

     In the event that, after July 1, 2002, two or more semi-annual dividends payable on Citadel Broadcasting's 13-1/4% Exchangeable Preferred Stock are in arrears and unpaid, or upon the occurrence of certain other events, including failure to comply with certain covenants and failure to pay the mandatory redemption price when due, then the holders of a majority of the then outstanding shares of the exchangeable preferred stock, voting separately as a class, will be entitled to elect two additional directors of Citadel Broadcasting, who shall serve until such time as all dividends in arrears or any other failure, breach or default giving rise to such voting rights is remedied or waived.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation paid to Citadel Broadcasting's Chief Executive Officer and each of the other four most highly compensated executive officers of Citadel Broadcasting during 1998. Information with respect to 1996 compensation is not given for Mr. Proffitt as he did not begin service as an executive officer of Citadel Broadcasting until 1997. Information with respect to 1996 and 1997 compensation is not given for Mr. Benedetti as he did not begin service as an executive officer of Citadel Broadcasting until 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                        COMPENSATION
                                                 ANNUAL COMPENSATION              -------------------------
                                        --------------------------------------    SECURITIES
           NAME AND                                             OTHER ANNUAL      UNDERLYING    ALL OTHER
      PRINCIPAL POSITION         YEAR    SALARY     BONUS      COMPENSATION(1)     OPTIONS     COMPENSATION
      ------------------         ----   --------   --------    ---------------    ----------   ------------
Lawrence R. Wilson.............  1998   $358,319   $214,370(2)     -0-             60,000         $3,046(3)
  Chairman and Chief             1997    341,256    120,000(4)     -0-              -0 -           3,278(3)
  Executive Officer              1996    325,000     81,250(5)  $412,041  (6)     450,000          2,786(3)

Donna L. Heffner...............  1998   $175,000   $ 80,000(2)     -0-             12,000         $4,537(7)
  Vice President and Chief       1997    140,535     50,000(4)     -0-              -0-            3,086(7)
  Financial Officer              1996    120,000     20,000(5)     -0-             66,000          2,505(7)

D. Robert Proffitt.............  1998   $200,000   $ 40,000(2)     -0-             12,000         $3,161(8)
  President and Chief            1997    192,211     15,000(4)     -0-              -0-            2,541(8)
  Operating Officer

Stuart R. Stanek...............  1998   $210,000   $ 50,000(2)     -0-             12,000         $2,635(9)
  Vice President and President   1997    190,007     30,000(4)     -0-              -0-            2,529(9)
  of the East Region             1996    165,000     35,000(5)     -0-             72,000          2,553(9)

Peter J. Benedetti.............  1998   $150,000   $ 65,000(2)     -0-             21,005         $2,093(10)
  Vice President and President
  of the Central Region

---------------
(1) In accordance with applicable regulations, the amounts set forth in this column do not include perquisites and other personal benefits received by the executive officers unless the aggregate value of such perquisites and other benefits exceeded the lesser of $50,000 or 10% of the total salary and bonus reported for the executive officer.

(2) Bonuses were earned in 1998 and paid in 1998 or will be paid in 1999. Does not reflect bonuses earned in 1997 but paid in 1998.

(3) Represents Citadel Broadcasting's contribution of $2,986, $3,200 and $2,708 in 1998, 1997 and 1996, respectively, to Citadel Broadcasting's 401(k) Plan, which contributions vest over five years, and Citadel Broadcasting's payment of $60 in 1998 and $78 in each of 1997 and 1996 of premiums for term life insurance.

(4) Bonuses were earned in 1997 and paid in 1997 and 1998. Does not reflect bonuses earned in 1996 but paid in 1997.

(5) Bonuses were earned in 1996, but paid in 1997. Does not reflect bonuses earned in 1995 but paid in 1996.

(6) Represents $3,404 for personal use of company-provided vehicle and for goods and services received through Citadel Broadcasting's trade agreements, and the forgiveness of $408,637 of indebtedness in 1996.

(7) Represents Citadel Broadcasting's contribution of $4,477, $3,008 and $2,427 in 1998, 1997 and 1996, respectively, to Citadel Broadcasting's 401(k) Plan, which contributions vest over five years, and Citadel Broadcasting's payment of $60 in 1998 and $78 in each of 1997 and 1996 of premiums for term life insurance.

(8) Represents Citadel Broadcasting's contribution of $3,101 and $2,463 in 1998 and 1997, respectively, to Citadel Broadcasting's 401(k) Plan, which contribution vests over five years, and Citadel Broadcasting's payment of $60 in 1998 and $78 in 1997 of premiums for term life insurance.

(9) Represents Citadel Broadcasting's contribution of $2,575, $2,451 and $2,475 in 1998, 1997 and 1996, respectively, to Citadel Broadcasting's 401(k) Plan, which contributions vest over five years, and Citadel Broadcasting's payment of $60 in 1998 and $78 in each of 1997 and 1996 of premiums for term life insurance.

(10) Represents Citadel Broadcasting's contribution of $2,033 to Citadel Broadcasting's 401(k) Plan, which contribution vests over five years, and Citadel Broadcasting's payment of $60 of premiums for term life insurance.

     The following table summarizes individual grants of options to purchase shares of common stock of Citadel Communications to the executive officers listed in the Summary Compensation Table during the year ended December 31, 1998:

                         OPTIONS GRANTED IN FISCAL 1998

                                         PERCENT OF
                            NUMBER OF      TOTAL      EXERCISE    MARKET                   POTENTIAL REALIZABLE VALUE AT ASSUMED
                            SECURITIES    OPTIONS        OR      PRICE ON                  RATES OF STOCK PRICE APPRECIATION FOR
                            UNDERLYING   GRANTED TO     BASE      DATE OF                             OPTION TERM(2)
                             OPTIONS     EMPLOYEES     PRICE       GRANT     EXPIRATION   ---------------------------------------
           NAME              GRANTED      IN 1998      ($/SH)    ($/SH)(1)      DATE        0%($)         5%($)         10%($)
           ----             ----------   ----------   --------   ---------   ----------   ---------    -----------    -----------
Lawrence R. Wilson(3).....    60,000        29.4%      $16.00     $25.813     9/09/08     $588,780     $1,562,820     $3,057,120
Donna L. Heffner(3).......    12,000         5.9        16.00      25.813     9/09/08      117,756        312,564        611,424
D. Robert Proffitt(3).....    12,000         5.9        16.00      25.813     9/09/08      117,756        312,564        611,424
Stuart R. Stanek(3).......    12,000         5.9        16.00      25.813     9/09/08      117,756        312,564        611,424
Peter J. Benedetti(3).....    16,005         7.8        16.00      16.000     6/30/08          -0-        161,042        408,128
Peter J. Benedetti(3).....     5,000         2.5        16.00      25.813     9/09/08       49,065        130,235        254,760

---------------
(1) For options granted on September 9, 1998, the indicated market price on the date of the grant was the closing market price of the common stock. For the option granted on June 30, 1998, the indicated market price on the date of the grant was the initial public offering price in Citadel Communications' initial public offering.

(2) The potential realizable value is based on the term of the option at the time of grant, which is ten years for each of the options set forth in the table. An assumed stock price appreciation of 0%, 5% and 10% is used pursuant to rules promulgated by the Securities and Exchange Commission. The potential realizable value is calculated by assuming that the market price on the date of grant appreciates at the indicated rate, compounded annually, for the entire term of the option and that the option is exercised and sold on the last day of its term at this appreciated stock price. The potential realizable value is not intended to forecast the future appreciation of the common stock.

(3) Options vest 20% on each of the first through fifth anniversaries of the date of grant. Vesting accelerates in the event of a change in control of Citadel Communications, as provided for in the relevant option agreements.

     The following table shows the number and value of unexercised stock options to purchase shares of common stock of Citadel Communications (rounded to the nearest whole share) held by the executive officers listed in the Summary Compensation Table as of December 31, 1998. No options were exercised by these executive officers in 1998:

                         FISCAL YEAR END OPTION VALUES

                                               NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                              UNDERLYING UNEXERCISED            IN-THE-MONEY
                                                      OPTIONS                    OPTIONS(1)
                                             EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
                                             -------------------------    -------------------------
Lawrence R. Wilson(2)......................       479,636/322,312          $10,982,914/$5,878,524
Donna L. Heffner...........................        139,243/79,811             3,283,559/1,604,401
D. Robert Proffitt.........................        106,420/77,606             2,469,932/1,532,262
Stuart R. Stanek...........................        140,827/83,207             3,315,737/1,678,070
Peter J. Benedetti.........................          1,800/28,205                  28,575/321,724

---------------
(1) These values have been calculated on the basis of the December 31, 1998 closing price per share of $25.875, less the applicable exercise price.

(2) Includes options held by Rio Bravo Enterprise Associates, L.P. Mr. Wilson owns all of the capital stock of Rio Bravo, Inc., the sole general partner of Rio Bravo Enterprise Associates, L.P.

EMPLOYMENT AGREEMENT

     In June 1996, Citadel Broadcasting entered into an employment agreement with Lawrence R. Wilson which has an initial term ending in June 2001. Mr. Wilson's current annual base salary under the agreement is $376,234 which is to be increased by 5% in January of each year during the term of the agreement. The agreement also provides for an annual bonus calculated as a percentage of Mr. Wilson's base salary in effect at the end of the year and based on annual performance criteria of Citadel Broadcasting.

     Mr. Wilson's employment with Citadel Broadcasting will terminate upon Mr. Wilson's becoming permanently disabled or upon (1) a liquidation or dissolution of Citadel Communications, (2) a sale, transfer or other disposition of all of the assets of Citadel Broadcasting on a consolidated basis or (3) any transaction or series of transactions whereby any person or entity other than ABRY Broadcast Partners II, L.P. or its affiliates or affiliates of Citadel Broadcasting, becomes the direct or indirect beneficial owner of securities of Citadel Broadcasting or Citadel Communications representing 50% or more of the combined voting power of Citadel Broadcasting's or Citadel Communications' then outstanding securities. In such event, Mr. Wilson or his beneficiary will be entitled to receive Mr. Wilson's then base salary through the end of the month in which the termination occurs. In addition, upon the affirmative vote or written consent of not less than 66-2/3% of the members of the Citadel Communications Board of Directors, Mr. Wilson's employment may be terminated with or without cause. If any such termination is without cause, Mr. Wilson will be entitled to receive his then current base salary through the end of the then current term of the employment agreement.

1996 EQUITY INCENTIVE PLAN

     Citadel Communications has adopted the 1996 Equity Incentive Plan under which all employees of Citadel Broadcasting are eligible to receive awards in the form of non-qualified options and incentive options to purchase common stock of Citadel Communications, stock appreciation rights, restricted securities and other stock-based awards as determined by the Board of Directors. The Equity Incentive Plan is administered by the Board of Directors of Citadel Communications, which determines the price and type of awards granted and the key managerial employees eligible to receive awards and the terms thereof, including vesting, all in a manner consistent with the plan. The Citadel Communications Board may delegate responsibility for administration of the plan to a committee of the Citadel Communications Board. At December 31, 1998, not including shares subject to then outstanding grants, the total number of shares of common stock of Citadel Communications that remained reserved and available for issuance under the Equity Incentive Plan (or which may be used to provide a basis of measurement for an award) was 222,569 shares. Shares subject to any option which terminates or expires unexercised will be available for subsequent grants. The exercise price of incentive stock options granted under the plan is to be at least 100% of the fair market value of the common stock on the date of grant (110% of the fair market value of the common stock in the case of an incentive stock option to an individual who at the time of the grant owns more than 10% of the combined voting power of Citadel Communications' capital stock). The Citadel Communications Board may provide that an optionee may pay for shares upon exercise of an option in cash or by check or by such other medium or by any combination of media as authorized by the Citadel Communications Board. The grant of an option may be accompanied by a reload option, which gives an optionee who pays the exercise price of an option with shares of common stock an additional option to acquire the same number of shares that was used to pay for the original option at an exercise price of not less than the fair market value of common stock as of the reload option grant date. An unexercised option may expire upon termination of employment, or the Citadel Communications Board may permit the holder of the option to exercise it during the 90 days following termination. Under certain circumstances, including termination of employment upon retirement, disability or death, the option may be exercised during an extended period. In the event of termination of employment under certain circumstances following certain change in control events, an option generally may be exercised in full during the 90 days following termination. The Equity Incentive Plan also provides for the grant of performance units and shares of restricted stock, none of which have been granted.

401(K) PLAN

     Effective in 1993, Citadel Broadcasting adopted a 401(k) Savings Plan for the purpose of providing, at the option of the employee, retirement benefits to full-time employees of Citadel Broadcasting and its subsidiaries who have been employed for a period of one year or longer. Contributions to the 401(k) plan are made by the employee and, on a voluntary basis, by Citadel Broadcasting. Citadel Broadcasting currently matches 100% of that part of the employee's deferred compensation which does not exceed 2% of such employee's salary.

     A contribution to the 401(k) plan of $0.4 million was made by Citadel Broadcasting during the year ended December 31, 1998.

DIRECTOR COMPENSATION

     Ms. Dennis receives an annual fee of $20,000 for her services as a director of Citadel Broadcasting and Citadel Communications and the other non-employee directors of Citadel Broadcasting and Citadel Communications receive an annual fee of $12,000 for their services as directors of Citadel Broadcasting and Citadel Communications. Directors who are also employees of Citadel Broadcasting will not receive additional consideration for serving as directors, except that all directors will be reimbursed for travel and out-of-pocket expenses in connection with their attendance at Board and committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1998, Scott E. Smith, John E. von Schlegell and Patricia Diaz Dennis were members of the Compensation Committee of the Citadel Communications Board of Directors, which determines compensation matters for Citadel Broadcasting. Such persons are also directors of Citadel Broadcasting.

     Registration Rights Agreement. Citadel Communications is a party to a Registration Rights Agreement, dated June 28, 1996, as amended, with Lawrence R. Wilson, Rio Bravo Enterprise Associates, L.P., ABRY

Broadcast Partners II, L.P., ABRY Citadel Investment Partners, L.P., Baker, Fentress & Company, Oppenheimer & Co., Inc. (now CIBC Oppenheimer Corp.), Edward
T. Hardy, Endeavour Capital Fund Limited Partnership, Ted L. Snider, Sr. and others, which requires Citadel Communications to register their shares of its common stock under the Securities Act of 1933, as amended, for offer and sale to the public (including by way of an underwritten public offering), upon a demand by such stockholders, and which entitles such parties to join in any registration of equity securities of Citadel Communications. Royce Yudkoff, a former director of Citadel Broadcasting and Citadel Communications, is President of ABRY Holdings, Inc., the general partner of ABRY Capital, L.P., the general partner of ABRY Broadcast Partners II, L.P., a significant stockholder of Citadel Communications, and ABRY Citadel Investment Partners, L.P., formerly a significant stockholder of Citadel Communications. See Item 12, Security Ownership of Certain Beneficial Owners and Management. Mr. Wilson owns all of the capital stock of Rio Bravo, Inc., the sole general partner of Rio Bravo Enterprise Associates, L.P.

     Deschutes Transactions. In connection with the acquisition of Deschutes River Broadcasting, Inc., Citadel Communications entered into an Agreement Not to Compete with DVS Management, Inc., the general partner of Endeavour Capital Fund, a shareholder of Deschutes prior to its acquisition by Citadel Communications, pursuant to which DVS agreed not to compete in radio broadcasting in any geographic area or market served or competed in by one or more of Citadel Broadcasting's stations. In consideration for such agreement not to compete with Citadel Broadcasting's stations, Citadel Broadcasting paid DVS $100,000 in each of 1997 and 1998. John E. von Schlegell, a director of Citadel Broadcasting, is President and a shareholder of DVS. This agreement has now expired.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Citadel Communications owns all of the currently issued and outstanding common stock of Citadel Broadcasting and has pledged such common stock to secure its guaranty of indebtedness under Citadel Broadcasting's credit facility. The only other outstanding capital stock of Citadel Broadcasting is its 13-1/4% Exchangeable Preferred Stock.

     The only outstanding capital stock of Citadel Communications is its common stock. The following table sets forth information with respect to the beneficial ownership of Citadel Communications' common stock as of March 16, 1999 by (1) each person, entity or group known to Citadel Broadcasting to beneficially own more than five percent of the common stock, (2) each director of Citadel Broadcasting, (3) each executive officer listed in the Summary Compensation Table in Item 11 and (4) all directors and executive officers of Citadel Broadcasting as a group.

     Except as indicated below, the persons named have sole voting and investment power with respect to the shares shown as beneficially owned by them. The percentages are rounded to the nearest tenth of a percent. Holders of the common stock are entitled to one vote per share on all matters submitted to a vote of stockholders generally.

     The number of shares and percentages are calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, on a stockholder by stockholder basis, assuming that each stockholder converted all securities owned by such stockholder that are convertible into common stock at the option of the holder within 60 days of March 16, 1999, and that no other stockholder so converts. The numbers and percentages of shares owned assume that outstanding options have been exercised by such respective stockholders as follows: Lawrence
R. Wilson - 479,636 shares (including options held by Rio Bravo Enterprise Associates, L.P.); D. Robert Proffitt - 115,300 shares; Donna L.
Heffner - 149,527 shares; Stuart R. Stanek - 152,107 shares; Peter J.
Benedetti - 1,800 shares; Patricia Diaz Dennis - 7,500 shares; Rio Bravo Enterprise Associates, L.P. - 441,194 shares; and all directors and executive officers as a group - 1,043,159 shares.

                                                                   BENEFICIAL
                                                                  OWNERSHIP OF
                                                                  COMMON STOCK
                                                              --------------------
NAME OF BENEFICIAL OWNER                                       NUMBER      PERCENT
------------------------                                      ---------    -------
Lawrence R. Wilson(1).......................................  2,748,311     10.5%
  City Center West
  Suite 400
  7201 West Lake Mead Boulevard
  Las Vegas, NV 89128

Donna L. Heffner(2).........................................    187,686        *
D. Robert Proffitt(3).......................................    187,229        *
Stuart R. Stanek(4).........................................    219,342        *
Peter J. Benedetti(5).......................................      7,427        *
Patricia Diaz Dennis........................................      7,500        *
Scott E. Smith(6)...........................................  1,907,011      7.4
John E. von Schlegell(7)....................................  1,095,836      4.2
Ted L. Snider, Sr.(8).......................................    342,504      1.3
Rio Bravo Enterprise Associates, L.P.(1)....................  2,709,869     10.3
  City Center West
  Suite 400
  7201 West Lake Mead Boulevard
  Las Vegas, NV 89128

Baker, Fentress & Company...................................  1,907,011      7.4
  200 West Madison
  Suite 3510
  Chicago, IL 60602

ABRY Broadcast Partners II, L.P.(9).........................  8,460,839     32.8
  18 Newbury Street
  Boston, MA 02116

Harlan A. Levy(10)..........................................  8,460,839     32.8
  1585 Broadway
  19th Floor
  New York, NY 10036

ABRY Capital, L.P.(11)......................................  8,468,436     32.8
  18 Newbury Street
  Boston, MA 02116

Putnam Investments, Inc.(12)................................  2,079,763      8.1
  One Post Office Square
  Boston, MA 02109

All directors and executive officers as a group (10           6,877,313     25.6
  persons)(13)..............................................

---------------
* Less than 1%

(1) Includes 2,268,675 shares of outstanding common stock and 441,194 shares of common stock which may be acquired upon exercise of options that are currently exercisable or that are exercisable within 60 days of March 16, 1999, which shares and options are owned by Rio Bravo Enterprise Associates, L.P. Mr. Wilson owns all of the capital stock of Rio Bravo, Inc., the sole general partner of Rio Bravo Enterprise Associates, L.P.

(2) Ms. Heffner's shares are jointly owned by Ms. Heffner and her spouse.

(3) Mr. Proffitt's shares are jointly owned by Mr. Proffitt and his spouse.

(4)  Mr. Stanek's shares are jointly owned by Mr. Stanek and his spouse.

(5)  Mr. Benedetti's shares are jointly owned by Mr. Benedetti and his spouse.

(6) Represents shares held by Baker, Fentress & Company, as described in the table. Mr. Smith is an Executive Vice President of Baker Fentress and, since 1989, has managed its private placement portfolio.

(7) Represents shares held by Endeavour Capital Fund Limited Partnership, as described in the table. Mr. von Schlegell, a director of Citadel Broadcasting, is the Managing Partner of Endeavour Capital Fund and the President and a shareholder of the General Partner of Endeavour Capital Fund.

(8)  Does not include 121,713 shares owned by Mr. Snider's spouse.

(9) These shares are held under an Amended and Restated Voting Trust Agreement dated October 15, 1997. By its terms, the Amended and Restated Voting Trust Agreement shall continue in effect until terminated upon the written agreement of Citadel Communications and the holders of voting trust certificates which represent a majority of the shares held in the voting trust as determined in accordance with the Amended and Restated Voting Trust Agreement. The voting trust also terminates with respect to any shares upon transfer of such shares to a person who is not an affiliate of ABRY Broadcast Partners II, L.P. or ABRY Citadel Investment Partners, L.P. or upon a distribution of shares by ABRY Broadcast Partners II, L.P. or ABRY Citadel Investment Partners, L.P. to its partners. ABRY Citadel Investment Partners, L.P. has sold or has distributed all of its shares to its partners. During the term of the Amended and Restated Voting Trust Agreement, the voting trustee has the right to vote the shares of stock subject to that agreement and to take part in any shareholders' meetings, including the right to vote the shares for the election of directors of Citadel Communications. The voting trustee may assign his rights and delegate his obligations to a successor voting trustee, who shall be a back-up trustee or other person appointed in the manner provided under the terms of the Amended and Restated Voting Trust Agreement. Dispositive power with respect to these shares is held by Royce Yudkoff, the President of ABRY Holdings, Inc., the general partner of ABRY Capital, L. P., the general partner of ABRY Broadcast Partners II, L.P..

(10) Represents shares held by Mr. Levy as voting trustee under the Amended and Restated Voting Trust Agreement. See footnote (9).

(11) Includes 8,460,839 shares beneficially owned by ABRY Broadcast Partners II, L.P. and held by Harlan A. Levy as voting trustee under the Amended and Restated Voting Trust Agreement. See footnotes (9) and (10).

(12) As reported on Schedule 13G filed with the Securities and Exchange Commission on February 4, 1999 (dated January 26, 1999) by Putnam Investments, Inc. on behalf of itself and Marsh & McLennan Companies, Inc., Putnam Investment Management, Inc. and Putnam Advisory Company, Inc., the shares indicated are under shared voting and dispositive power among Putnam Investments, Inc., Putnam Investment Management, Inc. and Putnam Advisory Company, Inc. Putnam Investment Management, Inc. and Putnam Advisory Company, Inc. are subsidiaries of Putnam Investments, Inc., and Putnam Investments, Inc. is a subsidiary of Marsh & McLennan Companies, Inc. The number of shares shown assume that there has been no change in the number of shares beneficially owned since the filing of the Schedule 13G. Pursuant to Rule 13d-4 under the Securities Exchange Act, Marsh & McLennan Companies, Inc. and Putnam Investments, Inc. declared that their filing of the Schedule 13G shall not be deemed to be an admission of beneficial ownership of the shares reported.

(13) Includes shares discussed in footnotes (1), (6) and (7).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

SALE AND LEASEBACK OF AIRPLANE

     In December 1995, Citadel Broadcasting sold to Wilson Aviation, L.L.C., a company then owned by Mr. Wilson and his spouse and currently owned by Rio Bravo Enterprise Associates, L.P., an airplane formerly owned by Citadel Broadcasting, for a cash purchase price of approximately $1.3 million. Contemporaneously with the sale of the airplane, Citadel Broadcasting entered into an agreement to lease the airplane from Wilson

Aviation, L.L.C. from December 29, 1995 to December 31, 2001. The parties subsequently amended the lease to extend through December 31, 2003. Under the terms of the lease, as amended, Citadel Broadcasting paid monthly rent in the amount of $17,250 through December 31, 1998 and is required to pay monthly rent in the amount of $21,000 thereafter. In addition, Citadel Broadcasting bears all of the costs of the maintenance, repair and operation of the airplane during the term of the lease. The sale and leaseback were not independently established in an arm's length transaction; however, the original transaction was reviewed and approved by Citadel Broadcasting's senior lender and Citadel Broadcasting believes, based upon such review, that the terms of the transaction are reasonable and at least as favorable to Citadel Broadcasting as could be obtained generally from unaffiliated parties. Citadel Broadcasting's Board of Directors approved the amendment to this lease. Mr. Wilson owns all of the capital stock of Rio Bravo, Inc., the sole general partner of Rio Bravo Enterprise Associates, L.P.

CORPORATE EVENT COSTS

     During 1998, Citadel Broadcasting paid an aggregate of $75,964 in respect of accommodation and activity costs in connection with three corporate events held at a facility owned indirectly by Rio Bravo Enterprise Associates, L.P. Citadel Broadcasting's Board of Directors approved the charges. Citadel Broadcasting believes that these charges are reasonable and reflect terms at least as favorable to it as could be obtained generally from unaffiliated providers of similar services.

     See also Item 11 under the caption "Compensation Committee Interlocks and Insider Participation" for a description of various other transactions involving the directors and executive officers of Citadel Broadcasting and significant stockholders of Citadel Communications

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements -- The following Consolidated Financial Statements of Citadel Broadcasting Company and subsidiary are filed as part of Item 8 of this report and are included after the signature page:

                                                                PAGE
                                                                ----
Independent Auditors' Report                                    F-2
Audited Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1997 and
  1998                                                          F-3

  Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998                              F-4

  Consolidated Statements of Shareholder's Equity for the
  years ended December 31, 1996, 1997 and 1998                  F-5

  Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998                              F-6

  Notes to Consolidated Financial Statements                    F-7

     (a)(2) Financial Statement Schedules --

            Schedule II: Valuation and Qualifying Accounts. Information required by Schedule II is included in the Notes to Citadel Broadcasting's Consolidated Financial Statements as Note 13.

     (a)(3) Exhibits -- The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

     (b) Reports on Form 8-K -- During the quarter ended December 31, 1998, Citadel Broadcasting Company filed the following reports on Form 8-K:

            Form 8-K dated November 19, 1998 (filed November 30, 1998) and Form 8-K/A dated November 19, 1998 (filed December 16, 1998) reporting under Item 5 Citadel Broadcasting's private placement of $115.0 million aggregate principal amount of its 9 1/4% Senior Subordinated Notes due 2008 and Citadel Broadcasting's agreement with Wicks Broadcast Group Limited Partnership and certain related entities (collectively, "Wicks") to acquire certain radio stations in South Carolina, New York and Indiana. The following financial information of Wicks was filed with the report on Form 8-K/A:

                Independent Auditors' Report

                Balance Sheets as of December 31, 1997 and September 30, 1998 (unaudited)

                Statements of Operations and Changes in Division Equity for the year ended December 31, 1997 and the nine months ended September 30, 1998 (unaudited)

                Statements of Cash Flows for the year ended December 31, 1997 and for the nine months ended September 30, 1998 (unaudited)

                Notes to Financial Statements

     The following pro forma financial information of Citadel Broadcasting and Subsidiary was filed with the report on Form 8-K/A:

     Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 30, 1998

     Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations

     Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 30, 1997

     Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations

     Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1997

     Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations

     Unaudited Pro Forma Condensed Consolidated Balance Sheet at September 30, 1998

     Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Citadel Broadcasting Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CITADEL BROADCASTING COMPANY

Date: March 30, 1999                      By: /s/ LAWRENCE R. WILSON
                                            ------------------------------------
                                            Lawrence R. Wilson
                                            Chairman of the Board and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Citadel Broadcasting Company and in the capacities and on the dates indicated.

              SIGNATURE                                        TITLE                              DATE
              ---------                                        -----                              ----

       /s/ LAWERENCE R. WILSON           Chairman of the Board and Chief Executive Officer   March 30, 1999
------------------------------------       (Principal Executive Officer)
         Lawerence R. Wilson

        /s/ DONNA L. HEFFNER             Vice President and Chief Financial Officer          March 30, 1999
------------------------------------       (Principal Financial and Accounting Officer)
          Donna L. Heffner

      /s/ PATRICIA DIAZ DENNIS           Director                                            March 30, 1999
------------------------------------
        Patricia Diaz Dennis

         /s/ SCOTT E. SMITH              Director                                            March 30, 1999
------------------------------------
           Scott E. Smith

      /s/ JOHN E. VON SCHLEGELL          Director                                            March 30, 1999
------------------------------------
        John E. von Schlegell

       /s/ TED L. SNIDER, SR.            Director                                            March 30, 1999
------------------------------------
         Ted L. Snider, Sr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
                             SECTION 12 OF THE ACT.

     No annual report to security holders covering Citadel Broadcasting Company's last fiscal year other than this Form 10-K and no proxy statement, form of proxy or other proxy soliciting material relating to an annual or other meeting of security holders has been sent or is expected to be sent to Citadel Broadcasting Company's security holders.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Independent Auditors' Report................................   F-2

Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................   F-3

Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998..........................   F-4

Consolidated Statements of Shareholder's Equity for the
  years ended December 31, 1996, 1997 and 1998..............   F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998..........................   F-6

Notes to Consolidated Financial Statements..................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholder
Citadel Broadcasting Company:

     We have audited the accompanying consolidated balance sheets of Citadel Broadcasting Company (a wholly-owned subsidiary of Citadel Communications Corporation) and subsidiary as of December 31, 1997 and 1998 and the related consolidated statements of operations, shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citadel Broadcasting Company and subsidiary as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Phoenix, Arizona
March 5, 1999, except as to the last two paragraphs of
Note 19, which are as of March 17, 1999

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                          Consolidated Balance Sheets

                           December 31, 1997 and 1998

                                                                  1997            1998
                                                              ------------    ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  7,684,991    $102,841,800
  Cash held in escrow.......................................       718,561              --
  Accounts receivable, less allowance for doubtful accounts
     of $808,942 in 1997, and $1,186,546 in 1998............    25,744,137      34,196,857
  Notes receivable from related parties.....................       246,455         214,726
  Prepaid expenses..........................................     1,532,227       1,956,290
  Assets held for sale......................................            --      25,938,227
                                                              ------------    ------------
          Total current assets..............................    35,926,371     165,147,900
Property and equipment, net.................................    35,242,284      34,084,790
Intangible assets, net......................................   268,689,516     268,790,120
Deposits for pending acquisitions...........................       650,000              --
Other assets................................................     3,664,123       4,238,119
                                                              ------------    ------------
                                                              $344,172,294    $472,260,929
                                                              ============    ============
LIABILITIES, EXCHANGEABLE PREFERRED STOCK AND SHAREHOLDER'S
                            EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,001,194    $  4,359,667
  Accrued liabilities.......................................     9,060,129      10,900,197
  Current maturities of other long-term obligations.........       271,352         287,414
                                                              ------------    ------------
          Total current liabilities.........................    13,332,675      15,547,278
Note payable................................................    90,084,059              --
Senior subordinated notes payable, net of unamortized
  discount..................................................    98,331,117     210,091,437
Other long-term obligations, less current maturities........     1,012,649       1,040,436
Deferred tax liability......................................    23,270,338      24,843,549
                                                              ------------    ------------
          Total liabilities.................................   226,030,838     251,522,700
                                                              ------------    ------------
Exchangeable preferred stock................................   102,009,531     116,775,393
                                                              ------------    ------------
Commitments and contingencies (Note 18)
Shareholder's equity:
  Common stock, $.001 par value; authorized 136,300 shares,
     issued and outstanding 40,000 shares...................            40              40
  Additional paid-in capital................................    42,296,316     135,338,200
  Deferred compensation.....................................            --      (1,044,103)
  Accumulated deficit.......................................   (26,164,431)    (30,095,467)
  Accumulated other comprehensive loss......................            --        (235,834)
                                                              ------------    ------------
          Total shareholder's equity........................    16,131,925     103,962,836
                                                              ------------    ------------
                                                              $344,172,294    $472,260,929
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                     Consolidated Statements of Operations

                  Years ended December 31, 1996, 1997 and 1998

                                                       1996            1997            1998
                                                    -----------    ------------    ------------
Gross broadcasting revenue........................  $50,824,384    $ 99,469,550    $149,305,406
  Less agency commissions.........................    5,411,578       9,666,280      13,879,145
                                                    -----------    ------------    ------------
     Net broadcasting revenue.....................   45,412,806      89,803,270     135,426,261
                                                    -----------    ------------    ------------
Operating expenses:
  Station operating expenses......................   33,232,485      65,245,095      93,484,646
  Depreciation and amortization...................    5,158,206      14,635,534      26,414,242
  Corporate general and administrative............    3,247,579       3,530,067       4,369,376
                                                    -----------    ------------    ------------
     Operating expenses...........................   41,638,270      83,410,696     124,268,264
                                                    -----------    ------------    ------------
     Operating income.............................    3,774,536       6,392,574      11,157,997
                                                    -----------    ------------    ------------
Nonoperating expenses (income):
  Interest expense................................    6,155,472      12,303,981      18,126,262
  Interest income.................................     (407,581)       (439,229)       (821,777)
  Loss (gain) on sale of assets...................        1,749              --      (1,044,880)
  Other, net......................................       (8,124)        (11,944)        215,647
                                                    -----------    ------------    ------------
     Nonoperating expenses, net...................    5,741,516      11,852,808      16,475,252
                                                    -----------    ------------    ------------
     Loss before income taxes and extraordinary
       item.......................................   (1,966,980)     (5,460,234)     (5,317,255)
Income tax (benefit)..............................           --        (769,573)     (1,386,219)
                                                    -----------    ------------    ------------
     Loss before extraordinary item...............   (1,966,980)     (4,690,661)     (3,931,036)
Extraordinary loss on extinguishment of debt......   (1,769,000)             --              --
                                                    -----------    ------------    ------------
     Net loss.....................................   (3,735,980)     (4,690,661)     (3,931,036)
Dividend requirement for exchangeable preferred
  stock...........................................           --       6,632,939      14,585,842
                                                    -----------    ------------    ------------
     Net loss applicable to common shares.........  $(3,735,980)   $(11,323,600)   $(18,516,878)
                                                    ===========    ============    ============
Basic and diluted net loss per common share.......  $       (93)   $       (283)   $       (463)
                                                    ===========    ============    ============
Weighted average common shares outstanding........       40,000          40,000          40,000
                                                    ===========    ============    ============

          See accompanying notes to consolidated financial statements.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                Consolidated Statements of Shareholder's Equity

                  Years ended December 31, 1996, 1997 and 1998

                                                                                             ACCUMULATED
                              COMMON STOCK      ADDITIONAL                                      OTHER           TOTAL
                             ---------------     PAID-IN        DEFERRED     ACCUMULATED    COMPREHENSIVE   SHAREHOLDER'S
                             SHARES   AMOUNT     CAPITAL      COMPENSATION     DEFICIT          LOSS           EQUITY
                             ------   ------   ------------   ------------   ------------   -------------   -------------
Balances at December 31,
  1995....................   40,000    $40     $  8,488,557   $         --   $(17,737,790)   $       --     $ (9,249,193)
Net loss..................       --     --               --             --     (3,735,980)           --       (3,735,980)
Capital contribution from
  Parent, net.............       --     --       18,983,823             --             --            --       18,983,823
                             ------    ---     ------------   ------------   ------------    ----------     ------------
Balances at December 31,
  1996....................   40,000     40       27,472,380             --    (21,473,770)           --        5,998,650
Net loss..................       --                      --                    (4,690,661)                    (4,690,661)
Capital contribution from
  Parent, net.............       --     --       21,456,875             --             --            --       21,456,875
Exchangeable preferred
  stock dividend
  requirement.............       --     --       (6,632,939)            --             --            --       (6,632,939)
                             ------    ---     ------------   ------------   ------------    ----------     ------------
Balances at December 31,
  1997....................   40,000     40       42,296,316             --    (26,164,431)           --       16,131,925
Comprehensive loss:
  Net loss................       --     --               --             --     (3,931,036)           --       (3,931,036)
  Unrealized loss on
    hedging contract, net
    of tax................       --     --               --             --             --      (235,834)        (235,834)
                                                                                                            ------------
      Total comprehensive
         loss.............       --     --               --             --             --            --       (4,166,870)
                                                                                                            ------------
Proceeds of initial public
  offering of Parent......       --     --      116,513,904             --             --            --      116,513,904
Cash payments of initial
  public offering costs...       --     --       (9,876,726)            --             --            --       (9,876,726)
Deferred compensation.....       --     --        1,118,682     (1,044,103)            --            --           74,579
Capital contribution from
  Parent, net.............       --     --           51,886             --             --            --           51,886
Accretion of exchangeable
  preferred stock costs...       --     --         (180,020)            --             --            --         (180,020)
Exchangeable preferred
  stock dividend
  requirement.............       --     --      (14,585,842)            --             --            --      (14,585,842)
                             ------    ---     ------------   ------------   ------------    ----------     ------------
Balances at December 31,
  1998....................   40,000    $40     $135,338,200   $ (1,044,103)  $(30,095,467)   $ (235,834)    $103,962,836
                             ======    ===     ============   ============   ============    ==========     ============

          See accompanying notes to consolidated financial statements.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1997 and 1998

                                                            1996           1997            1998
                                                        ------------   -------------   -------------
Cash flows from operating activities:
  Net loss............................................  $ (3,735,980)  $  (4,690,661)  $  (3,931,036)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Extraordinary loss.............................     1,769,000              --              --
       Depreciation and amortization..................     5,158,206      14,635,534      26,414,242
       Deferred income tax benefit....................            --        (769,573)     (1,806,234)
       Deferred compensation expense..................            --              --          74,579
       Amortization of debt issuance costs and debt
          discounts...................................       370,652         441,334         716,897
       Bad debt expense...............................       421,378       1,016,375       1,201,341
       Loss/(gain) on sale of assets..................         1,749              --      (1,044,880)
       Changes in assets and liabilities, net of
          acquisitions:
          Increase in accounts receivable and notes
            receivable from related parties...........    (5,257,849)    (10,214,907)     (9,585,988)
          Increase in prepaid expenses................      (175,058)       (230,070)       (424,063)
          Increase in accounts payable................        94,017         707,945         358,473
          Increase (decrease) in accrued
            liabilities...............................       (81,801)      5,323,678       1,565,129
                                                        ------------   -------------   -------------
          Net cash provided by (used in) operating
            activities................................    (1,435,686)      6,219,655      13,538,460
                                                        ------------   -------------   -------------
Cash flows from investing activities:
  Capital expenditures................................    (2,037,840)     (2,070,223)     (4,511,507)
  Capitalized acquisition costs.......................    (1,144,699)     (2,928,956)     (1,242,238)
  Cash paid to acquire stations.......................   (38,805,036)   (205,973,171)    (42,108,647)
  Other assets, net...................................        41,303        (676,946)       (389,766)
  Deposits for pending acquisitions...................      (930,000)       (650,000)             --
  Notes receivable, net...............................   (18,251,402)             --              --
  Proceeds from sales of assets.......................         1,115              --       2,440,345
                                                        ------------   -------------   -------------
          Net cash used in investing activities.......   (61,126,559)   (212,299,296)    (45,811,813)
                                                        ------------   -------------   -------------
Cash flows from financing activities:
  Principal payments on notes payable.................   (50,970,385)    (39,000,000)   (125,084,059)
  Proceeds from notes payable.........................    86,244,059      52,499,999      35,000,000
  Proceeds from senior subordinated notes payable.....            --      97,250,000     111,550,000
  Proceeds from issuance of exchangeable preferred
     stock............................................            --      95,376,592              --
  Proceeds from initial public offering of Parent.....            --              --     116,513,904
  Cash payments of initial public offering costs......            --              --      (9,876,726)
  Payment of debt issuance costs......................    (2,283,124)     (1,855,123)       (689,054)
  Principal payments on other long-term obligations...      (776,107)       (735,077)       (442,390)
  Proceeds from other obligations.....................            --              --         406,601
  Prepayment premium..................................      (420,000)             --              --
  Advances from (payments to) parent company..........    12,367,070     (12,817,000)             --
  Capital contribution from parent company............    18,983,823      21,456,875          51,886
                                                        ------------   -------------   -------------
          Net cash provided by financing activities...    63,145,336     212,176,266     127,430,162
                                                        ------------   -------------   -------------
          Net increase in cash and cash equivalents...       583,091       6,096,625      95,156,809
Cash and cash equivalents, beginning of year..........     1,005,275       1,588,366       7,684,991
                                                        ------------   -------------   -------------
Cash and cash equivalents, end of year................  $  1,588,366   $   7,684,991   $ 102,841,800
                                                        ============   =============   =============

          See accompanying notes to consolidated financial statements.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Citadel Broadcasting Company was formed August 21, 1991 as a Nevada corporation. Citadel Communications Corporation ("Citadel Communications" or the "Parent") owns all of the outstanding common stock of Citadel Broadcasting Company. Citadel License, Inc. ("Citadel License") is a wholly-owned subsidiary of Citadel Broadcasting Company. Citadel Broadcasting Company and its subsidiary (collectively referred to as the "Company") own and operate radio stations and hold Federal Communications Commission ("FCC") licenses in Arkansas, California, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, Pennsylvania, Rhode Island, Utah and Washington. In addition, the Company is a provider of on-line services, offering its subscribers a variety of services including electronic mail and access to the internet.

Principles of Consolidation and Presentation

     The accompanying consolidated financial statements include Citadel Broadcasting Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Derivative Financial Instruments

     The Company uses an interest rate swap agreement to hedge the effects of fluctuations in interest rates. Amounts receivable or payable due to settlement of the interest rate swap agreement are recognized as interest expense or income on a monthly basis. A mark-to-market adjustment is recorded as a component of shareholder's equity to reflect the fair value of the interest rate swap agreement.

Property and Equipment

     Assets acquired in business combinations are accounted for using the purchase method of accounting and are recorded at their estimated fair value upon acquisition as determined by management or by independent appraisal. Property and equipment additions are recorded at cost. Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are capitalized and depreciated straight-line over the shorter of the lease terms or the estimated useful lives of the assets. Maintenance and repairs are expensed.

Intangible Assets

     Intangible assets with determinable lives have been allocated among various categories of customer-based or market-based intangibles at their estimated fair value upon acquisition as determined by management or by independent appraisal. Goodwill represents the excess of cost over the fair value of tangible assets and

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

intangible assets with determinable lives. Amortization is provided on the straight-line method over the estimated useful lives of the related assets. Other intangible assets are comprised of acquisition costs, agreements not to compete, broadcast licenses, subscriber lists, premium lease space and subcarrier antenna income. Pending acquisition costs are deferred and capitalized as part of completed acquisitions or expensed in the period in which the pending acquisition is terminated. The Company's policy is to write-off intangible assets once they have become fully amortized. The useful lives and recoverability of intangible assets are evaluated at least annually. This evaluation encompasses the undiscounted historical broadcast cash flow of each station and existing broadcast cash flow multiples for sales of similar radio properties to estimate the potential selling price for the station and, therefore, recoverability of the assets.

Debt Issuance Costs

     The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

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

Income (Loss) Per Share of Common Stock

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. The Statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. All prior period EPS data has been restated to conform to SFAS No.
128. The basic and diluted per share effect of the extraordinary loss on extinguishment of debt in 1996 was $(44).

Revenue Recognition

     Broadcasting operations derive revenue from the sale of program time and commercial announcements to local, regional and national advertisers. Revenue is recognized when the programs and commercial announcements are broadcast. On-line service revenue derived from the internet service provider is recognized over the period in which the services are provided. Revenue generated from the internet service provider is included in gross broadcasting revenue in the accompanying consolidated statement of operations.

Barter Transactions

     Barter contracts are agreements entered into under which the Company provides commercial airtime in exchange for goods and services used principally for promotional, sales and other business activities. An asset and liability are recorded at the fair market value of the goods or services received. Revenue is recorded and the liability is relieved when commercials are broadcast and expense is recorded and the asset is relieved when goods or services are used.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive Loss

     As of January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting of comprehensive loss and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or shareholder's equity. SFAS No. 130 requires the reporting of a mark-to-market adjustment pertaining to a hedging contract which is recorded in shareholder's equity as a component of comprehensive loss.

Local Marketing Agreements

     Fees earned or incurred pursuant to various local marketing agreements ("LMA") are recognized as gross broadcasting revenue or station operating expenses, respectively, in the period that the services performed or received occur. The Company's consolidated financial statements include broadcasting revenues and station operating expenses of stations marketed under LMAs.

Joint Sales Agreements

     Fees earned or incurred pursuant to various joint sales agreements ("JSA") are recognized pursuant to the terms in the various agreements under one of two methods: (a) the JSA fee is recognized as a reduction to sales expense (included in station operating expenses in the Company's consolidated statements of operations), or (b) the Company is allocated a percentage of the JSA stations' net revenue and operating expenses and these amounts are recognized as broadcasting revenue and station operating expenses, respectively, in the period earned or incurred.

Business and Credit Concentrations

     In the opinion of management, credit risk with respect to receivables is limited due to the large number of customers and the geographic diversification of the Company's customer base. The Company performs credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained. At December 31, 1997 and 1998, no receivable from any customer exceeded five percent of gross accounts receivable nor did any customer's account exceed more than ten percent of net broadcasting revenue for any of the periods presented.

Impairment Recognition

     Management evaluates the carrying value of all long-lived assets to determine recoverability based on an analysis of nondiscounted future cash flows in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Based on its most recent analysis, management believes that no material impairment in the value of long-lived assets existed at December 31, 1998.

Reclassifications

     Certain 1996 and 1997 balances have been reclassified to conform to the 1998 presentation.

Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is effective for all fiscal

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

quarters of fiscal years beginning after June 15, 1999. Management does not believe the implementation of this accounting pronouncement will have a material effect on its consolidated financial statements.

(2)  ACQUISITIONS AND DISPOSITIONS

1997 Acquisitions

     During 1997, the Company acquired the assets of 44 FM and 17 AM radio stations and related assets from various parties as follows:

                                                                               PURCHASE
ACQUISITION DATE                        STATION           MARKET SERVED         PRICE
----------------                   -----------------   -------------------   ------------
January 1, 1997..................  KCTR-FM/KDWG-AM/    Billings, MT          $ 26,008,357
                                   KKBR-FM/KBBB-FM/
                                   KMHK-FM
                                   KUGN-AM/KUGN-FM/    Eugene, OR
                                   KEHK-FM
                                   KAKT-FM/KBOY-FM/    Medford, OR
                                   KCMX-AM/KCMX-FM/
                                   KTMT-AM/KTMT-FM
                                   KEYW-FM/KFLD-AM/    Tri-Cities, WA
                                   KORD-FM/KXRX-FM
February 14, 1997................  KENZ-FM             Salt Lake City, UT    $  5,590,119
April 10, 1997...................  KBER-FM             Salt Lake City, UT    $  7,760,000
July 3, 1997.....................  WPRO-AM/WPRO-FM/    Providence, RI        $115,795,216
                                   WSKO-AM/WWLI-FM
                                   WQCY-FM/WMOS-FM/    Quincy, IL
                                   WTAD-AM/WBRJ-FM
                                   WQWK-FM/WIKN-FM/    State College, PA
                                   WRSC-AM/WBLF-AM
                                   WGLU-FM/WQKK-FM     Johnstown, PA
                                   WRKZ-FM             Harrisburg, PA
                                   WQXA-AM/WQXA-FM     York, PA
                                   WCTO-FM/WEST-AM     Allentown, PA
                                   WMGS-FM/WARM-AM/    Wilkes-Barre, PA
                                   WZMT-FM/WAZL-AM
July 17, 1997....................  KNHK-FM             Reno, NV              $  1,300,000
September 25, 1997...............  KTHK-FM             Tri-Cities, WA        $    600,500
September 29, 1997...............  WXEX-FM, Edgenet    Providence, RI        $  4,250,000
October 15, 1997.................  KARN-AM/KARN-FM/    Little Rock, AR       $  9,000,000
                                   KKRN-FM/KRNN-AM/
                                   KAFN-FM
October 15, 1997.................  KIPR-FM             Little Rock, AR       $  5,544,506
October 15, 1997.................  Land and            Little Rock, AR       $  3,001,537
                                   Buildings
October 15, 1997.................  KOKY-FM             Little Rock, AR       $  7,354,860
October 21, 1997.................  WLEV-FM             Allentown, PA         $ 23,000,000

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                               PURCHASE
ACQUISITION DATE                        STATION           MARKET SERVED         PRICE
----------------                   -----------------   -------------------   ------------
October 24, 1997.................  KBEE-FM/KFNZ-AM     Salt Lake City, UT    $  2,867,092
November 4, 1997.................  KLAL-FM             Little Rock, AR       $  1,500,000
November 4, 1997.................  KURB-FM/KVLO-FM/    Little Rock, AR       $ 12,000,000
                                   KLIH-FM
November 18, 1997................  WHKK-FM             Providence, RI        $  3,999,310

     The acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to current assets as well as noncurrent tangible and intangible assets based on their fair values as determined by management or by independent appraisal. The acquisitions were funded with the proceeds from debt, the issuance of Exchangeable Preferred Stock of the Company and the issuance of capital stock of Citadel Communications. The purchase price, including acquisition costs of $2,928,956, was allocated as follows:

Cash........................................................    $    877,693
Accounts receivable.........................................       4,473,441
Prepaid expenses............................................         706,402
Property and equipment......................................      21,203,071
Intangible assets...........................................     208,964,226
Other assets................................................          10,100
Accounts payable and accrued liabilities....................      (3,084,549)
Current maturities of other long-term obligations...........        (649,931)
                                                                ------------
                                                                $232,500,453
                                                                ============

1998 Acquisitions and Dispositions

1998 Acquisitions

     During 1998, the Company acquired the assets of 7 FM and 4 AM radio stations and 5 internet service providers from various parties as follows:

                                                                                          PURCHASE
ACQUISITION DATE                      STATION                      MARKET SERVED            PRICE
----------------         ---------------------------------   -------------------------   -----------
RADIO STATIONS:
January 2, 1998........  WEMR-AM/WEMR-FM                     Wilkes-Barre/Scranton, PA   $   815,000
February 12, 1998......  KQFC-FM/KKGL-FM/                    Boise, ID                   $14,400,000
                         KBOI-AM
March 26, 1998.........  WSGD-FM/WDCS-FM/                    Wilkes-Barre/Scranton, PA   $ 6,000,000
                         WCDL-AM
April 21, 1998.........  KIZN-FM/KAMG-FM                     Boise, ID                   $14,506,177
November 17, 1998......  KAAY-AM                             Little Rock, AK             $ 5,107,589
INTERNET SERVICE
  PROVIDERS:
September 18, 1998.....  Digital Planet                      Salt Lake City, UT          $   225,000
                         Internet Technology Systems,
September 30, 1998.      Inc..............................   Salt Lake City, UT          $ 1,535,000
October 15, 1998.......  In Quo                              Salt Lake City, UT          $   335,000
October 26, 1998.......  The Johnson Connection LLC          Salt Lake City, UT          $   320,000
December 8, 1998.......  The Friendly Net LLC                Salt Lake City, UT          $    92,997

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to current assets as well as noncurrent tangible and intangible assets based on their fair values as determined by management. The acquisitions were funded with the proceeds from debt. The purchase price, including acquisition costs of $1,242,238, was allocated as follows:

Property and equipment......................................    $ 3,476,618
Intangible assets...........................................     41,031,169
Other assets................................................         71,214
                                                                -----------
                                                                $44,579,001
                                                                ===========

1998 Dispositions

     In October 1998, the Company sold the assets of WQCY-FM, WTAD-AM, WMOS-FM and WBJR-FM in Quincy, Illinois for $2,250,000. A gain of approximately $1,280,000 was recognized on the sale.

     In November 1998, the Company sold the assets of KRNN-AM in Little Rock, Arkansas for $190,345. A loss of approximately $5,400 was recognized on the sale.

     In October 1997, the Company entered into an agreement in which the Company acquired WFMZ-FM in exchange for $23,000,000 in cash and the FCC license and studio equipment of WEST-AM. Pending FCC approval, the disposition of WEST-AM was not recorded until the third quarter of 1998. The disposition of WEST-AM was recorded as a purchase price adjustment aggregating approximately $463,000.

Pro Forma

     The following summary, prepared on a pro forma basis, presents the results of operations as if all the above acquisitions and dispositions had been completed as of January 1, 1997.

                                                           UNAUDITED
                                                  ----------------------------
                                                   YEAR ENDED      YEAR ENDED
                                                  DECEMBER 31,    DECEMBER 31,
                                                      1997            1998
                                                  ------------    ------------
Net broadcasting revenue........................  $119,753,000    $135,194,000
Operating income................................     6,267,000      11,783,000
Net loss........................................    (6,042,000)     (1,897,000)

     The pro forma results are not necessarily indicative of what actually would have occurred if the radio stations had been owned for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Pending Acquisitions

     On November 23, 1998, the Company entered into an Asset Purchase Agreement with Wicks Broadcast Group Limited Partnership and related entities to acquire substantially all of the assets of 10 FM and 6 AM radio stations in Charleston, South Carolina; Binghamton, New York and Muncie and Kokomo, Indiana for an aggregate purchase price of approximately $77,000,000 in cash. Citadel Broadcasting has delivered an irrevocable letter of credit in favor of the sellers, issued by BankBoston, N.A., in the amount of $5,000,000 to secure the Company's obligations under the agreement. Closing of this transaction is subject to various conditions at closing, including FCC approval.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  ASSETS HELD FOR SALE

     On January 13, 1999, the Company entered into an asset purchase agreement to sell substantially all of the assets of the Company's 18 FM and 7 AM radio stations serving the markets of Eugene, Oregon; Medford, Oregon; Tri-Cities, Washington; Billings, Montana; Johnstown, Pennsylvania and State College, Pennsylvania for an aggregate purchase price of approximately $26,000,000, consisting of $25,500,000 in cash and a $500,000 promissory note. The disposition is subject to conditions to closing, including FCC approval. The Company believes that any gain or loss resulting from the disposition will not have a material effect on its financial position.

     The net assets of the radio stations are presented in the accompanying consolidated balance sheet as "Assets held for sale", and are carried at the lower of cost or net realizable value.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1997 and 1998 consists of the following:

                                                                      ESTIMATED
                                         1997            1998        USEFUL LIFE
                                      -----------    ------------    -----------
Land................................  $ 3,269,025    $  3,890,767            --
Buildings and improvements..........    5,726,701       6,925,691    5-30 years
Transmitters, towers and
  equipment.........................   29,053,049      28,533,871    5-15 years
Office furniture and equipment......    5,615,833       6,308,077     3-5 years
Construction in progress............      736,620       1,077,853            --
                                      -----------    ------------
                                       44,401,228      46,736,259
Less accumulated depreciation and
  amortization......................   (9,158,944)    (12,651,469)
                                      -----------    ------------
                                      $35,242,284    $ 34,084,790
                                      ===========    ============

(5)  INTANGIBLE ASSETS

     Intangible assets at December 31, 1997 and 1998 consist of the following:

                                                                      ESTIMATED
                                         1997            1998        USEFUL LIFE
                                     ------------    ------------    -----------
Goodwill...........................  $119,226,136    $129,239,260      15 years
Broadcast licenses.................   162,626,295     168,522,982      15 years
Subscriber lists...................            --       2,553,955       3 years
Noncompetition agreements..........     1,858,593       2,064,667     3-5 years
Premium lease space................       161,787          49,552    1-13 years
Subcarrier antenna income..........       103,878         103,878     1-4 years
                                     ------------    ------------
                                      283,976,689     302,534,294
Less accumulated amortization......   (15,287,173)    (33,744,174)
                                     ------------    ------------
                                     $268,689,516    $268,790,120
                                     ============    ============

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1997 and 1998 consist of the following:

                                                        1997          1998
                                                     ----------    -----------
Interest...........................................  $5,118,735    $ 6,417,273
Music license fees.................................     209,734        169,466
Compensation and commissions.......................   2,082,492      3,104,357
Other..............................................   1,649,168      1,209,101
                                                     ----------    -----------
                                                     $9,060,129    $10,900,197
                                                     ==========    ===========

(7)  NOTE PAYABLE

     On July 3, 1997, the Company entered into an amended and restated financing agreement ("Senior Credit Facility") which allows for revolving loan borrowings up to a maximum of $150,000,000. Pursuant to the agreement, this amount is subject to reduction starting December 31, 1997 and continuing quarterly thereafter. The maximum available loan commitment at December 31, 1998 was $137,500,000. The Company must pay, on a quarterly basis, an unused commitment fee equal to the maximum revolving loan commitment less the average of the outstanding principal balance for the preceding quarter, multiplied by .125% or if the total leverage ratio (as defined in the agreement) calculated as of the last day of the preceding quarter was less than 4.5, the multiplier for the commitment fee is reduced to .09375%. Commitment fees paid in 1996, 1997 and 1998 were $74,931, $380,295 and $412,898, respectively. The agreement requires that the Company enter into an interest rate swap agreement for a period of at least two years. See Note 16 for information on the interest rate swap agreement. Principal payments are not scheduled to commence until the outstanding principal balance exceeds the maximum loan commitment adjusted by quarterly mandatory commitment reductions (as defined in the agreement).

     At December 31, 1997, the Company's outstanding balance under the Senior Credit Facility was $90,084,059. Interest was payable at the LIBOR rate (5.72% at December 31, 1997), plus 2.75%. As of December 31, 1998, the Company did not have an outstanding balance under the Senior Credit Facility.

     The Senior Credit Facility is secured by a pledge of property and equipment and the common stock of the Company. Various debt covenants place restrictions on, among other things, indebtedness, acquisitions, dividends, capital expenditures and the sale or transfer of assets and provide for certain minimum operating cash flows for the Company. The debt covenant provisions also include certain financial ratio covenants, the most restrictive in nature being; initial total debt to adjusted operating cash flow less than 6.5 times, initial total senior debt to adjusted operating cash flow less than 4.5 times and consolidated operating cash flow to interest expense and cash dividends on the Exchangeable Preferred Stock greater than 1.75 times. At December 31, 1998, the Company was in compliance with all debt covenant provisions.

(8)  SENIOR SUBORDINATED NOTES PAYABLE

     On July 3, 1997, the Company completed the issuance of $101,000,000 of its 10 1/4% Senior Subordinated Notes ("1997 Notes") due 2007. Interest is payable semi-annually. The 1997 Notes will be redeemable at the

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

option of the Company, in whole or in part, at any time on or after July 1, 2002 at a redemption price as stated in the following percentages:

                                                                REDEMPTION
                                                                  PRICE
                                                                ----------
2002........................................................     105.125%
2003........................................................     104.100%
2004........................................................     103.075%
2005........................................................     102.050%
2006........................................................     101.025%

     In addition, at any time prior to July 1, 2000, subject to certain conditions, the Company may, at its option, redeem a portion of the 1997 Notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 1997 Notes), at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption. The 1997 Notes are shown net of unamortized discount of $2,493,853 at December 31, 1998.

     The indenture governing the 1997 Notes contains certain restrictive covenants, including limitations which restrict the ability of the Company to incur additional debt, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. At December 31, 1998, the Company was in compliance with all debt covenants.

     On November 19, 1998, the Company completed the issuance of $115,000,000 of its 9 1/4% Senior Subordinated Notes ("1998 Notes") due in 2008. The 1998 Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after November 15, 2003 at a redemption price as stated in the following percentages:

                                                                REDEMPTION
                                                                  PRICE
                                                                ----------
2003........................................................     104.625%
2004........................................................     103.083%
2005........................................................     101.541%
2006........................................................     100.000%

     In addition, at any time prior to November 15, 2001, the Company may, at its option, redeem a portion of the 1998 Notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 1998 Notes), at a redemption price equal to 109.25% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. The 1998 Notes are shown net of unamortized discount of $3,414,710 at December 31, 1998.

     The indenture governing the 1998 Notes contains certain restrictive covenants, including limitations which restrict the ability of the Company to incur additional debt, incur liens, pay cash dividends, purchase the Company's common stock or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. At December 31, 1998, the Company was in compliance with all debt covenants.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The aggregate Senior Subordinated Notes payable at December 31, 1998 are as follows:

1997 Notes..................................................    $101,000,000
1998 Notes..................................................     115,000,000
                                                                ------------
                                                                 216,000,000
Less unamortized discount...................................      (5,908,563)
                                                                ------------
                                                                $210,091,437
                                                                ============

 (9)  OTHER LONG-TERM OBLIGATIONS

     Other long-term obligations at December 31, 1997 and 1998 consist of the following:

                                                         1997          1998
                                                      ----------    ----------
Various noncompetition and consulting agreements
  with the sellers of radio stations acquired, due
  at various dates through July 2003, face amount of
  $437,503 and $579,459 at December 31, 1997 and
  1998, respectively, non-interest bearing with
  interest imputed at 8.5% to 9.0%, net of discount
  of $29,640 and $76,617 in 1997 and 1998,
  respectively......................................  $  407,863    $  502,842
Prepayment premium on extinguishment of debt (a)....     770,779       683,286
Capital leases......................................     105,359       141,722
                                                      ----------    ----------
                                                       1,284,001     1,327,850
Less current maturities.............................    (271,352)     (287,414)
                                                      ----------    ----------
Long-term portion...................................  $1,012,649    $1,040,436
                                                      ==========    ==========

---------------
(a) The prepayment premium on the Senior Credit Facility can be reduced on a quarterly basis depending on the outstanding balance and is due upon the termination of the Senior Credit Facility.

     On October 9, 1996, the Company extinguished its long-term debt of $31,310,385, payable to a financial institution, and its note payable to a related party of $7,000,000. The early retirement of the long-term debt resulted in approximately $1,769,000 extraordinary loss due to prepayment premiums and the write-off of debt issuance costs.

     The required aggregate principal payments as of December 31, 1998, excluding the amortization of debt discount are as follows:

1999........................................................    $  287,414
2000........................................................       149,109
2001........................................................        90,615
2002........................................................        93,542
2003........................................................       707,170
                                                                ----------
                                                                $1,327,850
                                                                ==========

(10)  SHAREHOLDER'S EQUITY

     On July 7, 1998, the Company's parent, Citadel Communications, consummated an initial public offering (the "IPO") of 6,880,796 shares of its common stock at an initial public offering price of $16.00 per share. Of such shares, 6,250,000 shares were sold by Citadel Communications and 630,796 shares were sold by certain

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

stockholders of Citadel Communications. On July 14, 1998, Citadel Communications sold an additional 1,032,119 shares of its common stock at the initial public offering price pursuant to the exercise of the underwriters' over-allotment option. Total proceeds of the IPO, including proceeds for the shares issued upon the exercise of the over-allotment option, were $126,606,640, of which total net proceeds to Citadel Communications were $106,637,178, total proceeds to the selling stockholders, net of costs of $706,492 were $9,386,244 and total underwriting discounts, commissions and costs were $9,876,726.

     In September 1998, Citadel Communications entered into stock option award agreements with several key employees. The terms of the agreements provide for 114,000 options to purchase common stock at an exercise price of $16.00 per share which vest over a five-year period. The fair market value on the date of grant was $25.813 per share. Accordingly, the Company is amortizing to compensation expense $1,118,682 ratably over the five year vesting period, which represents the difference between the exercise price and fair market value. The Company recognized compensation expense under the agreements of $74,579 for the year ended December 31, 1998.

     Net capital contributions to the Company from Citadel Communications are shown in the accompanying consolidated statements of shareholder's equity, and represent the net contributions received by the Company for (i) the issuance and redemption of preferred stock, the redemption of warrants, the cost of equity issuance and the payment of preferred stock dividends in 1996, (ii) the issuance of preferred stock and the exercise of common stock options in 1997, and (iii) the exercise of common stock options in 1998.

(11)  EXCHANGEABLE PREFERRED STOCK

     On July 3, 1997, the Company completed the sale of 1,000,000 shares of 13 1/4% Exchangeable Preferred Stock ("Exchangeable Preferred Stock") for $100,000,000. The Exchangeable Preferred Stock has a liquidation preference of $100 per share, plus accumulated and unpaid dividends. Dividends on the Exchangeable Preferred Stock accrue at the rate of 13 1/4% per annum, and are payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1998. On or prior to July 1, 2002, dividends are payable in additional shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends, or, at the option of the Company, in cash. Thereafter, all dividends will be payable only in cash. The Company will be required to redeem the Exchangeable Preferred Stock on July 1, 2009 (subject to the legal availability of funds therefor) at a redemption price equal to the liquidation preference thereof, plus accumulated and unpaid dividends, if any, to the date of redemption.

     The Exchangeable Preferred Stock is presented net of unamortized issuance costs of $4,541,737 and $4,361,717 at December 31, 1997 and 1998, respectively. The Exchangeable Preferred Stock includes accrued dividends at December 31, 1998 of $7,526,690, which were paid in 75,267 additional shares of Exchangeable Preferred Stock on January 1, 1999. During 1998, dividends were paid in 65,514 additional shares on January 1, 1998 and 70,590 additional shares on July 1, 1998. At December 31, 1997 and 1998, 1,000,000 and 1,136,104 shares were issued and outstanding, respectively.

     The Certificate of Designation for the Exchangeable Preferred Stock contains certain covenants, which, among other things, restrict the ability of the Company with respect to: (i) the incurrence of additional debt; (ii) restricted payments; (iii) issuances and sales of stock of certain subsidiaries; and (iv) consolidations, mergers or sales of assets. The Company was in compliance with these covenants at December 31, 1998.

(12)  INCOME TAXES

     The Company is included in the consolidated tax returns of Citadel Communications and calculates its tax provision or benefit as though it filed a separate return. For the years ended December 31, 1996 and 1997, the Company generated a net loss for both financial reporting and income tax purposes; therefore, no current

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

tax provision has been recorded. The income tax benefit in 1997 and 1998 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in the tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions offset by federal alternative minimum tax and state tax expense in 1998. At December 31, 1998, Citadel Communications has net operating loss carryforwards for federal income tax purposes of approximately $24,200,000 which begin to expire in 2011.

     On June 28, 1996, Citadel Communications underwent an ownership change in accordance with Section 382 of the Internal Revenue Code. Due to this change, the net operating losses of the acquired Company generated prior to the acquisition are subject to limitation in future years. The approximate amount of the net operating losses which are limited at December 31, 1998 is $7,100,000, of which $4,400,000 may be used in any one year.

     The components of the Company's income tax benefit for the year ended December 31, 1997 and 1998 are as follows:

                                                       1997          1998
                                                     ---------    -----------
Current tax expense:
  Federal..........................................  $      --    $    95,790
  State............................................         --        324,225
                                                     ---------    -----------
                                                            --        420,015
                                                     ---------    -----------
Deferred tax benefit:
  Federal..........................................   (654,137)    (1,535,299)
  State............................................   (115,436)      (270,935)
                                                     ---------    -----------
                                                      (769,573)    (1,806,234)
                                                     ---------    -----------
Total income tax benefit...........................  $(769,573)   $(1,386,219)
                                                     =========    ===========

     A reconciliation of the Company's income tax benefit as compared to the tax benefit calculated by applying the federal statutory rate (34%) to the loss before income taxes for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                         1996          1997           1998
                                       ---------    -----------    -----------
Federal statutory rate applied to the
  loss before income taxes and
  extraordinary item.................  $(679,046)   $(1,856,480)   $(1,807,867)
State tax, net of federal benefit....         --             --        213,989
Amortization of goodwill.............    186,844        425,344        777,809
Nondeductible meals and
  entertainment......................     31,601         51,495         87,573
Effect of the ability to utilize net
  operating loss carryforwards.......    458,101        680,040       (666,752)
Other................................      2,500        (69,972)         9,029
                                       ---------    -----------    -----------
                                       $      --    $  (769,573)   $(1,386,219)
                                       =========    ===========    ===========

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, liabilities and the valuation allowance are as follows:

                                                      1997            1998
                                                  ------------    ------------
Deferred tax assets:
  Receivables, principally due to allowance for
     doubtful accounts..........................  $    323,577    $    474,618
  Net operating loss carryforwards..............     9,926,882       9,666,703
  Accrued liabilities not currently
     deductible.................................       193,423         123,922
  Unrealized loss on hedging contract...........            --         157,222
                                                  ------------    ------------
          Total deferred tax assets.............    10,443,882      10,422,465
  Valuation allowance...........................    (7,515,364)     (6,272,469)
                                                  ------------    ------------
          Net deferred tax assets...............     2,928,518       4,149,996
                                                  ------------    ------------
Deferred tax liabilities:
  Property and equipment, principally due to
     accelerated depreciation...................    (2,928,218)     (3,423,460)
  Intangible assets; differences in book and tax
     amortization...............................          (300)       (726,536)
  Differences between the tax basis and fair
     value of intangibles and fixed assets
     acquired in stock-based acquisitions.......   (23,270,338)    (24,843,549)
                                                  ------------    ------------
          Total deferred tax liabilities........   (26,198,856)    (28,993,545)
                                                  ------------    ------------
Net deferred tax liability......................  $(23,270,338)   $(24,843,549)
                                                  ============    ============

     The valuation allowance has increased (decreased) by $2,320,699, $755,172 and $(1,242,895) for the years ended December 31, 1996, 1997 and 1998, respectively. Management has considered certain tax planning strategies as permitted under SFAS No. 109, "Accounting for Income Taxes." Management has determined that the tax benefits associated with the recorded deferred tax assets, net of valuation allowance, are more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences.

     At December 31, 1998, the Company has an alternative minimum tax credit
(AMT) carryforward of approximately $30,000. AMT credits are available to be carried forward indefinitely and may be utilized against regular federal tax to the extent they do not exceed computed AMT calculations.

(13)  SUPPLEMENTAL FINANCIAL INFORMATION

     The Company paid cash of $7,065,546, $6,703,052 and $16,110,827 for interest for the years ended December 31, 1996, 1997 and 1998, respectively.

     Barter revenue included in gross broadcasting revenue and barter expenses included in station operating expenses amounted to $3,335,024, $7,388,471 and $11,014,507, and $3,029,665, $7,062,822 and $9,492,453, for the years ended
December 31, 1996, 1997 and 1998, respectively.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 1996, 1997 and 1998 follows:

                                              BALANCE AT
                                             BEGINNING OF                                 BALANCE AT
                                                PERIOD       ADDITIONS     DEDUCTIONS    END OF PERIOD
                                             ------------    ----------    ----------    -------------
Year ended December 31, 1996...............    $514,533      $  421,378    $(314,857)     $  621,054
Year ended December 31, 1997...............     621,054       1,016,375     (828,487)        808,942
Year ended December 31, 1998...............     808,942       1,201,341     (823,737)      1,186,546

     The following supplemental information is related to the consolidated statements of cash flows. The Company recorded the following significant non-cash items for the years ended December 31, 1996, 1997 and 1998:

                                                          1996          1997           1998
                                                       ----------    -----------    -----------
Difference between tax basis and fair value of
  intangible assets and fixed assets acquired in
  stock-based acquisitions...........................  $1,640,000    $22,399,911    $ 3,445,090
                                                       ==========    ===========    ===========
Dividends for exchangeable preferred stock...........  $       --    $ 6,551,389    $14,585,842
                                                       ==========    ===========    ===========
Note payable issued for property and equipment.......  $       --    $        --    $   120,000
                                                       ==========    ===========    ===========
Transfer of fixed assets and intangible assets, to
  assets held for sale for pending disposition.......  $       --    $        --    $25,938,227
                                                       ==========    ===========    ===========
Unrealized loss on hedging contract, net of tax......  $       --    $        --    $   235,834
                                                       ==========    ===========    ===========
Accretion of exchangeable preferred stock issuance
  costs..............................................  $       --    $    81,550    $   180,020
                                                       ==========    ===========    ===========

(14) CITADEL COMMUNICATIONS FINANCIAL DATA

     The following is summary consolidated financial data for Citadel Communications and its subsidiary, the Company.

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      1997            1998
                                                  ------------    ------------
Consolidated Balance Sheets:
  Current assets................................  $ 35,926,371    $165,147,900
  Property and equipment, net...................    35,242,284      34,084,790
  Intangible assets, net........................   268,689,516     268,790,120
  Other assets..................................     4,314,123       4,238,119
                                                  ------------    ------------
          Total assets..........................  $344,172,294    $472,260,929
                                                  ============    ============

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      1997            1998
                                                  ------------    ------------
  Current liabilities...........................  $ 13,332,675    $ 15,547,278
  Notes payable, less current maturities........    90,084,059              --
  Senior subordinated notes payable.............    98,331,117     210,091,437
  Other liabilities.............................    24,282,987      25,883,985
                                                  ------------    ------------
          Total liabilities.....................   226,030,838     251,522,700
  Exchangeable preferred stock..................   102,009,531     116,775,393
  Shareholders' equity..........................    16,131,925     103,962,836
                                                  ------------    ------------
          Total liabilities and shareholders'
            equity..............................  $344,172,294    $472,260,929
                                                  ============    ============

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      1997            1998
                                                  ------------    ------------
Consolidated Statements of Operations:
  Net broadcasting revenue......................  $ 89,803,270    $135,426,261
  Operating income..............................     6,367,016      11,157,997
  Interest expense..............................    12,872,515      18,126,262
  Other income, net.............................      (451,173)     (1,651,010)
                                                  ------------    ------------
  Loss before income taxes......................    (6,054,326)     (5,317,255)
  Deferred income tax (benefit).................      (769,573)     (1,386,219)
                                                  ------------    ------------
          Net loss..............................  $ (5,284,753)   $ (3,931,036)
                                                  ============    ============
Dividend requirement for exchangeable preferred
  stock.........................................  $  6,632,939    $ 14,585,842
                                                  ============    ============

(15)  CITADEL LICENSE FINANCIAL DATA

     The operations of Citadel License, a wholly-owned subsidiary of the Company, include holding FCC licenses for all stations owned by the Company and the amortization of these licenses. Citadel License has guaranteed the 1997 Notes and the 1998 Notes (see Note 8). The guarantee is full, unconditional and joint and several. The separate financial statements of Citadel License have not been presented because management of the Company has determined they would not be material to investors. There are no costs or expenses of Citadel License that are borne by Citadel Broadcasting Company. Citadel License is the only subsidiary of the Company.

     The following is summary financial data for Citadel License:

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      1997            1998
                                                  ------------    ------------
Balance Sheets:
  Assets held for sale..........................            --       9,482,164
  Intangible assets, net (broadcast licenses)...  $137,073,551    $150,450,798
  Other assets..................................         2,048              --
                                                  ------------    ------------
          Total assets..........................  $137,075,599    $159,932,962
                                                  ============    ============
          Shareholder's equity..................  $137,075,599    $159,932,962
                                                  ============    ============
Statements of Operations:
  Amortization expense..........................     5,267,872      12,036,236
                                                  ------------    ------------
          Net loss..............................  $ (5,267,872)   $(12,036,236)
                                                  ============    ============

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(16)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following summary presents a description of the methodologies and assumptions used to determine the estimated fair values for the Company's financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".

Limitations

     Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

     Since the fair value is estimated as of December 31, 1998, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities

     The carrying amount is assumed to be the fair value because of the liquidity or short-term maturity of these instruments.

Notes Receivable from Related Parties

     The fair value of the Company's notes receivable from related parties approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

Senior Subordinated Notes, Exchangeable Preferred Stock and Other Long-Term Obligations

     The fair value of the Company's Senior Subordinated Notes, Exchangeable Preferred Stock and other long-term obligations approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

     In 1996, the Company entered into an interest rate swap agreement with a financial institution in accordance with the terms of its Senior Credit Facility. The fair value of the interest rate swap as of December 31, 1997 and 1998 was $3,700 and $(393,056), respectively, as determined by the financial institution, and represents an unrealized gain (loss). The fair value of the interest rate swap is the estimated amount that the financial institution would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

(17)  TRANSACTIONS WITH RELATED PARTIES

Notes Receivable from Related Parties

     Notes receivable from related parties represent advances made to employees of the Company. Interest rates range from 8.5% to 10.0%. The notes are due at various dates through July 2003.

Leaseback

     On December 29, 1995, the Company entered into a sale-leaseback transaction with an entity owned by a principal shareholder of Citadel Communications. The Company sold an airplane for its fair value of

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$1,275,000 to the entity resulting in a loss of $74,327. The operating lease commenced on December 29, 1995 with monthly payments ranging from $17,250 to $21,000, due through December 31, 2003.

Indebtedness

     In October 1996, the Company repaid its indebtedness to an entity whose Executive Vice-President is also a director of the Company. The repayment consisted of $7,000,000 in principal amount, $20,534 in accrued and unpaid interest and a $420,000 prepayment penalty.

Forgiveness of Note Receivable

     In 1996, the Company forgave a note receivable from a principal shareholder of Citadel Communications aggregating $408,637, which consisted of principal and accrued interest outstanding.

Consulting Services

     During the year ended December 31, 1996, a director of the Company provided consulting services for which he was paid $83,520. In addition, the director was granted an option to purchase 12,000 shares of common stock of Citadel Communications at an exercise price of $5.72.

Legal Services

     During the year ended December 31, 1996, the Company retained a law firm with a shareholder who was then also a director of the Company to represent the Company on various matters.

Noncompetition Agreement

     In connection with an acquisition, the Company entered into a noncompetition agreement with an entity whose president is also a director of the Company. In consideration for such noncompetition agreement, the Company paid the entity $100,000 in 1997 and 1998. The agreement expired during 1998.

Corporate Events

     During 1998, the Company paid an aggregate of $75,964 in respect of accommodations and activity costs in connection with corporate events held at a facility controlled by a separate entity, which is owned by a principal shareholder of Citadel Communications.

(18)  COMMITMENTS AND CONTINGENCIES

     Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

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

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and at present has been given no indication from the Department of Justice regarding its intended future actions.

Local Marketing Agreements

     At December 31, 1998, the Company has local marketing agreements with WBHT-FM and WKQV-FM in Wilkes-Barre/Scranton, Pennsylvania, WHYL-FM/AM in Harrisburg/Carlisle, Pennsylvania, and KXXL-FM in Reno, Nevada. The agreements principally provide for the Company to supply specified programming to the brokered stations and enable the sales staff of the Company to sell advertising time on the stations for fixed fees to be paid by the Company. Certain of the agreements also provide the Company with the option to purchase the stations. The Company's consolidated financial statements include the broadcasting revenue and station operating expenses of the brokered stations.

     Certain of the local marketing agreements enable the Company to extend or terminate the agreements at the Company's option at various dates through October 2003. The fees paid under local marketing agreements amounted to $1,414,527, $1,936,139 and $784,749 for the years ended December 31, 1996, 1997 and 1998, respectively.

Joint Sales Agreements

     On January 15, 1996, the Company entered into a joint sales agreement to sell advertising for radio stations KEYF-AM/FM, KUDY-AM and KKZX-FM, in Spokane, Washington and radio stations KVOR-AM, KSPZ-FM, KTWK-AM and KVUU-FM in Colorado Springs, Colorado. As stated in the JSA, the JSA revenue is calculated as 60% of the broadcast cash flows of these radio stations and all Company owned radio stations in these markets, with the exception of KKLI-FM in Colorado Springs which is not included in the JSA calculation.

     On April 22, 1996, the Company entered into a JSA for radio station KENZ-FM in Salt Lake City, Utah. The Company's consolidated financial statements include all sales expenses for the stations as well as revenue for the JSA fee calculated at 30% of net revenue of the station. On February 14, 1997, the Company acquired KENZ-FM.

     On July 3, 1997, the Company acquired all of the issued and outstanding capital stock of Tele-Media Broadcasting Company ("Tele-Media"). As a result of this acquisition, the Company assumed a Tele-Media JSA for radio station WKQV-AM in Wilkes-Barre/Scranton, Pennsylvania. As stated in the JSA, JSA revenue is calculated as the sum of (i) a base monthly payment of $5,000, and (ii) an additional monthly fee ranging from 5% to 8% of revenues (as defined in the JSA) based on monthly revenues of WKQV-AM and of its simulcast station, WARM-AM.

Lease Commitments

     The Company leases certain tower sites, transmitters and equipment, automobiles, office equipment and an airplane. The following is a schedule by year of future minimum rental payments required under operating

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 1998:

1999........................................................    $ 2,853,984
2000........................................................      2,589,119
2001........................................................      2,651,869
2002........................................................      2,320,241
2003........................................................      1,960,155
Thereafter..................................................      3,467,957
                                                                -----------
                                                                $15,843,325
                                                                ===========

     Total rental expense was $1,101,237, $1,971,774 and $2,670,248 for the years ended December 31, 1996, 1997 and 1998, respectively.

Defined Contribution Plan

     The Company has a defined contribution 401(k) plan for all employees who are at least 21 years of age and have worked at least 1,000 hours in the year. Under the 401(k) plan, employees can contribute up to 20% of their compensation, subject to the maximum contribution allowed by the Internal Revenue Code. Participants vest immediately in their contributions. The Company may make discretionary contributions as approved by the Board of Directors. Participants' rights to amounts contributed by the Company vest on a graded schedule over a five-year period. During 1996, 1997 and 1998 the Company contributed $143,192, $298,623 and $448,155, respectively, which represented a two percent matching of employee contributions to the 401(k) plan.

Impact of the Year 2000 Issue

     In 1998, the Company implemented a Year 2000 plan ("Year 2000 Plan") to identify, assess, and remediate Year 2000 issues within each of its significant computer programs and certain equipment which may contain micro-processors. The Year 2000 Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Company expects to complete the assessment phase of the Year 2000 Plan in the second quarter of 1999. The Company expects that some amount of testing will be performed during this phase. Additional testing is expected to continue throughout the third quarter of 1999. Systems which have been or may be determined not to be Year 2000 compliant are being or will be either replaced or reprogrammed, and the Company expects thereafter to test such systems for Year 2000 compliance. The Company anticipates that by late 1999, the remediation and testing phases will be completed. The current budget for the total cost of remediation, including replacement software and hardware, is approximately $400,000 (unaudited).

     The Company is in the process of identifying and contacting critical suppliers and customers whose computerized systems interface with the Company's systems, regarding their plans and progress in addressing their Year 2000 issues. The Company has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity and financial condition. Based on its current assessment efforts, the Company does not believe that Year 2000 issues related to its internal systems will have a material adverse effect on the

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company's financial condition or the results of operations. However, as described above, the failure by third parties to be Year 2000 ready could have a material adverse effect on Citadel Broadcasting.

(19)  SUBSEQUENT EVENTS

     On January 4, 1999, the Company acquired radio station WBHT-FM in Wilkes-Barre, Pennsylvania for an aggregate purchase price of $1,263,000. The acquisition will be accounted for using the purchase method of accounting. Prior to the acquisition, the Company had operated WBHT-FM under a local marketing agreement since July 3, 1997.

     On January 11, 1999, the Company exercised its options to purchase WKQV-FM and WKQV-AM in Wilkes-Barre/Scranton, Pennsylvania and agreed to purchase such stations for approximate purchase prices of $998,000 and $365,000, respectively. The Company has operated WKQV-FM and WKQV-AM under a local marketing agreement and a joint sales agreement, respectively, since July 3, 1997. The acquisitions will be accounted for using the purchase method of accounting.

     On January 13, 1999, the Company entered into an asset purchase agreement to sell substantially all of the assets of its 18 FM and 7 AM radio stations in Eugene and Medford, Oregon, Tri-Cities, Washington, Billings, Montana and Johnstown and State College, Pennsylvania for an approximate sale price of $26,000,000.

     On February 2, 1999, the Company agreed to purchase KNJY-FM in Spokane, Washington for an approximate purchase price of $4,150,000. The acquisition will be accounted for using the purchase method of accounting.

     On February 9, 1999, the Company acquired the assets of 62nd Street Broadcasting of Saginaw, L.L.C. in Saginaw, Michigan for an approximate purchase price of $35,000,000. The acquisition of these assets includes 5 FM radio stations and 1 AM radio station in Saginaw/Bay City. The acquisition will be accounted for using the purchase method of accounting.

     On February 17, 1999, the Company acquired radio stations WHYL-AM/FM in Carlisle, Pennsylvania for an approximate purchase price of $4,250,000. The acquisition will be accounted for using the purchase method of accounting. In conjunction with this acquisition, the Company acquired real estate used in the operation of WHYL-AM/FM for a purchase price of approximately $250,000.

     On February 24, 1999, the Company entered into an asset purchase agreement with Capstar Acquisition Company, Inc. ("Capstar") under which the Company has agreed to acquire from Capstar, radio station KSPZ-FM in Colorado Springs in exchange for the Company's radio station KKLI-FM in Colorado Springs. The Company also entered into an Asset Purchase agreement with Capstar on February 24, 1999 under which the Company has agreed to acquire radio stations KVOR-AM and KTWK-AM in Colorado Springs and radio stations KEYF-AM/FM in Spokane for the aggregate purchase price of approximately $10,000,000. The acquisitions will be accounted for using the purchase method of accounting.

     On March 2, 1999, the Company acquired Brainiac Services, Inc., an internet service provider, in Riverside, Rhode Island for an approximate purchase price of $288,000. The acquisition will be accounted for by the purchase method of accounting.

     On March 17, 1999, the Company acquired all of the outstanding shares of capital stock of Citywide Communications, Inc. and all of the outstanding warrants to acquire shares of capital stock of Citywide. The aggregate purchase price was approximately $31,500,000. This amount includes the repayment of outstanding debt of Citywide and $1,332,000 in payments related to noncompetition agreements entered into in connection with the acquisition, but is net of the $970,000 in positive working capital that Citywide had at the closing of the acquisition. In connection with the acquisition the Company acquired 6 FM and 3 AM radio stations in

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Baton Rouge and Lafayette, Louisiana markets. The acquisition will be accounted for using the purchase method of accounting.

     For the year ended December 31, 1998, the Company's net broadcasting revenue would have been approximately $152,850,000 (unaudited) on a pro forma basis. This amount reflects net broadcasting revenue as if all the completed and pending acquisitions and dispositions had been completed as of January 1, 1997.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT(1)
-------                     -------------------------
2.1        Asset Purchase Agreement dated November 23, 1998 by and
           among Wicks Broadcast Group Limited Partnership, WBG License
           Co., L.L.C., Butternut Broadcasting Company, Inc., WBG
           Binghamton License Co., Inc. and Citadel Broadcasting
           Company (incorporated by reference to Exhibit 2.1 to Citadel
           Broadcasting Company's Amendment No. 1 to Current Report on
           Form 8-K/A filed December 16, 1998).

3(i)(a)    Restated Articles of Incorporation of Citadel Broadcasting
           Company (incorporated by reference to Exhibit 3(i)(a) to Citadel Broadcasting Company's Registration Statement No.
           333-36771 on Form S-4).

3(i)(b)    Amendment to Certificate of the Designations, Voting Powers
           Preferences and Relative, Participating, Optional and Other
           Special Rights and Qualifications, Limitations or
           Restrictions of the 13% Series A Exchangeable Preferred
           Stock and the 13% Series B Exchangeable Preferred Stock of
           Citadel Broadcasting Company (incorporated by reference to
           Exhibit 3(i)(b) to Citadel Broadcasting Company's
           Registration Statement No. 333-36771 on Form S-4).

3(ii)      Bylaws of Citadel Broadcasting Company, as amended
           (incorporated by reference to Exhibit 3(ii)(a) to Citadel
           Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

4.1        Indenture dated as of July 1, 1997 among Citadel
           Broadcasting Company, Citadel License, Inc. and The Bank of
           New York, as Trustee, with the forms of 10% Senior
           Subordinated Notes due 2007 and 10% Series B Senior
           Subordinated Notes due 2007 included therein (incorporated by reference to Exhibit 4.1 to Citadel Broadcasting
           Company's Registration Statement No. 333-36771 on Form S-4).

4.2        Indenture dated as of July 1, 1997 among Citadel
           Broadcasting Company, Citadel License, Inc. and The Bank of
           New York, as Trustee, with the forms of 13% Exchange
           Debentures due 2009 and 13% Series B Exchange Debentures due
           2009 included therein (incorporated by reference to Exhibit
           4.2 to Citadel Broadcasting Company's Registration Statement
           No. 333-36771 on Form S-4).

4.3        Amendment to Certificate of the Designations, Voting Powers
           Preferences and Relative, Participating, Optional and Other
           Special Rights and Qualifications, Limitations or
           Restrictions of the 13% Series A Exchangeable Preferred
           Stock and the 13% Series B Exchangeable Preferred Stock of
           Citadel Broadcasting Company (incorporated by reference to
           Exhibit 3(i)(b) to Citadel Broadcasting Company's
           Registration Statement No. 333-36771 on Form S-4).

4.4        Indenture dated as of November 19, 1998 among Citadel
           Broadcasting Company, Citadel License, Inc. and The Bank of
           New York, as Trustee, with the form of 9% Senior
           Subordinated Notes due 2008 included therein (incorporated by reference to Exhibit 4.1 to Citadel Broadcasting
           Company's Current Report on Form 8-K filed November 30,
           1998).

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

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT(1)
-------                     -------------------------
10.2*      Citadel Communications Corporation 1996 Equity Incentive
           Plan, as amended (incorporated by reference to Exhibit 10.2 to Citadel Broadcasting Company's Registration Statement No.
           333-36771 on Form S-4).

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

10.7 Amended and Restated Loan Agreement dated as of July 3, 1997 among Citadel Broadcasting Company, Citadel License, Inc.,
           FINOVA Capital Corporation and the Lenders party thereto
           (incorporated by reference to Exhibit 10.18 to Citadel
           Broadcasting Company's Registration Statement No. 333-36771 on Form S-4).

10.8 First Amendment to Loan Instruments dated July 15, 1997 among Citadel Broadcasting Company, Citadel License, Inc.,
           Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.28 to Citadel Communications
           Corporation's Amendment No. 1 to Registration Statement No.
           333-51011 on Form S-1).

10.9       Second Amendment to Loan Instruments dated September 25,
           1997 among Citadel Broadcasting Company, Citadel License,
           Inc., Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.29 to Citadel Communications
           Corporation's Amendment No. 1 to Registration Statement No.
           333-51011 on Form S-1).

10.10 Third Amendment to Loan Instruments dated October 15, 1997 among Citadel Broadcasting Company, Citadel License, Inc.,
           Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.30 to Citadel Communications
           Corporation's Amendment No. 1 to Registration Statement No.
           333-51011 on Form S-1).

10.11 Fourth Amendment to Loan Instruments dated November 4, 1997 among Citadel Broadcasting Company, Citadel License, Inc.,
           Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.31 to Citadel Communications
           Corporation's Amendment No. 1 to Registration Statement No.
           333-51011 on Form S-1).

10.12 Fifth Amendment to Loan Instruments dated December 24, 1997 among Citadel Broadcasting Company, Citadel License, Inc.,
           Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.32 to Citadel Communications
           Corporation's Amendment No. 1 to Registration Statement No.
           333-51011 on Form S-1).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT(1)
-------                     -------------------------
10.13      Sixth Amendment to Loan Instruments dated February 12, 1998 among Citadel Broadcasting Company, Citadel License, Inc.,
           Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.33 to Citadel Communications
           Corporation's Amendment No. 1 to Registration Statement No.
           333-51011 on Form S-1).

10.14 Seventh Amendment to Loan Instruments dated March 24, 1998 among Citadel Broadcasting Company, Citadel License, Inc.,
           Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.34 to Citadel Communications
           Corporation's Amendment No. 1 to Registration Statement No.
           333-51011 on Form S-1).

10.15 Eighth Amendment to Loan Instruments dated April 21, 1998 among Citadel Broadcasting Company, Citadel License, Inc.,
           Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.35 to Citadel Communications
           Corporation's Amendment No. 1 to Registration Statement No.
           333-51011 on Form S-1).

10.16 Ninth Amendment to Loan Instruments dated September 15, 1998 among Citadel Communications, Citadel Broadcasting Company,
           Citadel License, Inc., FINOVA Capital Corporation and the
           Lenders party thereto (incorporated by reference to Exhibit
           10.1 to Citadel Broadcasting Company's Quarterly Report on
           Form 10-Q for the fiscal quarter ended September 30, 1998).

10.17 Tenth Amendment to Loan Instruments dated November 3, 1998 among Citadel Communications Corporation, Citadel
           Broadcasting Company, Citadel License, Inc., FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Citadel Broadcasting Company's
           Current Report on Form 8-K filed November 30, 1998).

10.18      Eleventh Amendment to Loan Instruments dated November 17,
           1998 among Citadel Communications Corporation, Citadel
           Broadcasting Company, Citadel License, Inc., FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to Citadel Broadcasting Company's
           Current Report on Form 8-K filed November 30, 1998).

10.19      Twelfth Amendment to Loan Instruments dated November 19,
           1998 among Citadel Communications Corporation, Citadel
           Broadcasting Company, Citadel License, Inc., FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.3 to Citadel Broadcasting Company's
           Current Report on Form 8-K filed November 30, 1998).

10.20      Thirteenth Amendment to Loan Instruments dated as of January
           4, 1999 among Citadel Broadcasting Company, Citadel License,
           Inc., Citadel Communications Corporation, FINOVA Capital
           Corporation and the Lenders party thereto (incorporated by reference to Exhibit 10.32 to Citadel Broadcasting Company's
           Amendment No. 1 to Registration Statement No. 333-69009 on
           Form S-4).

10.21      Fourteenth Amendment to Loan Instruments dated as of
           February 9, 1999 among Citadel Broadcasting Company, Citadel
           License, Inc., Citadel Communications Corporation, FINOVA
           Capital Corporation and the Lenders party thereto
           (incorporated by reference to Exhibit 10.33 to Citadel
           Broadcasting Company's Amendment No. 3 to Registration
           Statement No. 333-69009 on Form S-4).

10.22      Fifteenth Amendment to Loan Instruments dated as of March
           17, 1999 among Citadel Broadcasting Company, Citadel
           License, Inc., Citadel Communications Corporation, FINOVA
           Capital Corporation and the Lenders party thereto.

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT(1)
-------                     -------------------------
10.23      Purchase Agreement dated November 12, 1998 by and among
           Citadel Broadcasting Company, Citadel Communications
           Corporation, Prudential Securities Incorporated and BT Alex.
           Brown Incorporated (incorporated by reference to Exhibit
           10.30 to Citadel Broadcasting Company's Registration
           Statement No. 333-69009 on Form S-4).

10.24 Registration Rights Agreement dated as of November 19, 1998 among Citadel Broadcasting Company, Citadel License, Inc.,
           Prudential Securities Incorporated and BT Alex. Brown
           Incorporated (incorporated by reference to Exhibit 10.31 to Citadel Broadcasting Company's Registration Statement No.
           333-69009 on Form S-4).

10.25*     Deschutes Option Exchange Agreement dated as of December 31,
           1996 by and between Citadel Communications Corporation and Edward T. Hardy (incorporated by reference to Exhibit 10.24 to Citadel Broadcasting Company's Amendment No. 1 to
           Registration Statement No. 333-36771 on Form S-4).

10.26*     Deschutes Option Exchange Agreement dated as of December 31,
           1996 by and between Citadel Communications Corporation and Edward T. Hardy (incorporated by reference to Exhibit 10.25 to Citadel Broadcasting Company's Amendment No. 1 to
           Registration Statement No. 333-36771 on Form S-4).

10.27*     Form of Citadel Communications Corporation Stock Option
           Agreement for grants effective as of January 1, 1996
           (incorporated by reference to Exhibit 10.26 to Citadel
           Broadcasting Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

21 Subsidiaries of Citadel Broadcasting Company (incorporated by reference to Exhibit 21 to Citadel Broadcasting Company's
           Registration Statement No. 333-36771 on Form S-4).

27         Financial Data Schedule.

---------------
* Management contract or management compensatory plan or arrangement

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act of 1934, as amended, the Registrant's file 333-36771.