Form 10-K405
period 1999-12-31
CITADEL BROADCASTING CO
filed 2000-03-30
CIK 1042742

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant is zero.

     As of March 15, 2000, there were 45,000 shares of common stock, $.001 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          CITADEL BROADCASTING COMPANY

                                   FORM 10-K
                               DECEMBER 31, 1999

                                     INDEX

                                                                             PAGE
                                                                             ----
PART I
     Item 1    - Business..................................................    4
     Item 2    - Properties................................................   28
     Item 3    - Legal Proceedings.........................................   29
     Item 4    - Submission of Matters to a Vote of Security Holders.......   29

PART II
     Item 5    - Market For Registrant's Common Equity and Related
               Stockholder Matters.........................................   29
     Item 6    - Selected Financial Data...................................   29
     Item 7    - Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................   31
     Item 7A   - Quantitative and Qualitative Disclosures About Market
               Risk........................................................   40
     Item 8    - Financial Statements and Supplementary Data...............   40
     Item 9    - Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure.........................   40

PART III
     Item 10   - Directors and Executive Officers of the Registrant........   41
     Item 11   - Executive Compensation....................................   43
     Item 12   - Security Ownership of Certain Beneficial Owners and
               Management..................................................   48
     Item 13   - Certain Relationships and Related Transactions............   51

PART IV
     Item 14   - Exhibits, Financial Statement Schedules and Reports on
               Form 8-K....................................................   52

FORWARD-LOOKING STATEMENTS

     Certain matters in this Form 10-K, including, without limitation, certain matters discussed under Item 1, Business, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. The words "believes," "may," "will," "anticipates," "intends," "expects" and similar words are intended to identify forward-looking statements. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Our forward-looking statements are subject to risks, uncertainties and assumptions including, among other things:

     - the realization of our business strategy,

     - general economic and business conditions, both nationally and in our radio markets,

     - our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

     - anticipated trends in our industry,

     - the impact of current or pending legislation and regulation and antitrust considerations, and

     - other risks and uncertainties discussed in Item 1, Business, under the headings "Competition," "Federal Regulation of Radio Broadcasting" and "Risk Factors," Item 3, Legal Proceedings, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

     In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not transpire. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

INTRODUCTORY STATEMENT

     Unless the context otherwise requires, references in this report to Citadel Broadcasting and the terms "we," "our" and "us" refer to Citadel Broadcasting Company. References in this report to Citadel Communications refer to Citadel Communications Corporation, our parent, which owns all of our issued and outstanding common stock.

                                     PART I

ITEM 1.  BUSINESS

     We are a radio broadcaster in the United States that focuses primarily on acquiring, developing and operating radio stations in mid-sized markets. If we complete all of our pending transactions, we will own or operate 138 FM and 61 AM radio stations in 42 markets, including clusters of four or more stations in 31 markets, and sell advertising in the United States for one Canadian FM radio station.

     Our primary strategy is to secure and maintain a leadership position in the markets we serve and to expand into additional markets where we believe a leadership position can be obtained. Upon entering a market, we seek to acquire stations which, when integrated with our existing operations, allow us to reach a wider range of demographic groups that appeal to advertisers, increase revenue and achieve substantial cost savings.

     Our portfolio of radio stations is diversified in terms of format, target demographics and geographic location. Because of the size of our portfolio and our individual radio station groups, we believe we are not unduly reliant upon the performance of any single station. We also believe that the diversity of our portfolio of radio stations helps insulate us from downturns in specific markets and changes in format preferences.

     A radio station's actual city of license may be different from the metropolitan market indicated as being served by the station.

CORPORATE HISTORY

     Citadel Broadcasting was formed August 21, 1991 as a Nevada corporation. In 1992 Citadel Broadcasting acquired all of the radio stations then owned or operated by Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership and certain other radio stations. Lawrence R. Wilson, Chief Executive Officer of Citadel Communications and Citadel Broadcasting, was a co-founder and one of the two general partners of Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership. In 1993, Citadel Communications was incorporated and Citadel Broadcasting was reorganized as a wholly owned subsidiary of Citadel Communications. Citadel Communications currently owns all of the issued and outstanding common stock of Citadel Broadcasting.

     We acquired ownership of additional radio stations in each of 1993, 1994, 1996, 1997, 1998 and 1999. In the various transactions we completed in 1999, we acquired 57 radio stations in 14 markets and we sold 26 radio stations in seven markets.

     Beginning in late 1997, we acquired ownership of, and began operating, an internet service provider, eFortress, which offers its subscribers a variety of services, including electronic mail and access to the internet. In December 1999, we decided to discontinue our internet operations and adopted a plan for the sale of eFortress. Although there can be no assurance, we expect to complete this sale in the second quarter of 2000. For additional information about these discontinued operations, see Note 3 of the Notes to our Consolidated Financial Statements included in this report in Item 8, Financial Statements and Supplementary Data.

OPERATING STRATEGY

     Our operating strategy focuses on maximizing our radio stations' appeal to advertisers, and consequently our revenue and cash flow. In order to achieve these goals, we have implemented the strategies described below. We intend to continue to expand our existing strategies and to develop new methods to enhance revenue and reduce costs.

     OWNERSHIP OF STRONG RADIO STATION GROUPS. We seek to secure and maintain a leadership position in the markets we serve by owning multiple stations in those markets. By coordinating programming, promotional and selling strategies among each group of local stations, we attempt to capture a wide range of demographic listener groups which appeal to advertisers. We believe that the diversification of our programming formats and our collective inventory of available advertising time strengthen relationships with advertisers and increase our ability to maximize the value of our inventory. We believe that having multiple stations in a market also enhances our ability to market the advantages of radio advertising versus other advertising media, such as newspapers and television, thus potentially increasing radio's share of total advertising dollars spent in a given market.

     We believe that our ability to leverage the existing programming and sales resources of our radio station groups enables us to enhance the growth potential of both new and underperforming stations while reducing the risks associated with undertaking means of improving station performance, including launching new formats. We also believe that operating leading station groups allows us to attract and retain talented local management teams, on-air personalities and sales personnel, which we believe are essential to operating success. Furthermore, we seek to achieve substantial cost savings through the consolidation in each of our markets of facilities, management, sales and administrative personnel and operating resources, such as on-air talent, programming and music research.

     AGGRESSIVE SALES AND MARKETING. We seek to maximize our share of local advertising revenue in each of our markets through aggressive sales and marketing initiatives. We provide extensive training for our sales personnel through our proprietary interactive training program designed to improve the selling skills of all sales personnel, both new hires and veteran sales personnel, and we retain various independent consultants who hold frequent seminars for, and are available for consultation with, our sales personnel. We also emphasize regular, informal exchanges of ideas among our management and sales personnel across our various markets. We seek to maximize our revenue by utilizing inventory management techniques that allow us to provide our sales personnel with frequent price adjustments based on regional and local market conditions. To further strengthen our relationship with advertisers, we also offer and market our ability to create customer traffic through on-site events staged at, and broadcast from, the advertisers' business locations. We believe that, prior to their acquisition by us, many of our acquired stations had underperformed in sales, due primarily to undersized and under trained sales staffs responsible for selling inventory on multiple stations. Accordingly, we have significantly expanded the sales forces of many of our acquired stations and implemented our training program.

     TARGETED PROGRAMMING. To maintain or improve our position in each market, we combine extensive market research with an assessment of our competitors' vulnerabilities in order to identify significant and sustainable target audiences. We then tailor the programming, marketing and promotion of each radio station to maximize its appeal to its target audience. We attempt to build strong markets by:

     - creating distinct, highly visible profiles for our on-air personalities, particularly those broadcasting during morning drive time traditionally between 6:00 a.m. and 10:00 a.m.,

     - formulating recognizable brand names for select stations such as the "Bull" and "Cat Country," and

     - actively participating in community events and charities.

     DECENTRALIZED OPERATIONS. We believe that radio is primarily a local business and that much of our success is the result of the efforts of regional and local management and staff. Accordingly, we decentralize much of our operations to these levels. Each of our regional and local station groups is managed by a team of experienced broadcasters who understand the musical tastes, demographics and competitive opportunities of the particular market. Regional and local managers are responsible for preparing annual operating budgets, and a portion of their compensation is linked to meeting or surpassing their operating targets. Corporate management approves each station group's annual operating budget and imposes strict financial reporting requirements to track station performance. Corporate management is responsible for long range planning, establishing corporate policies and serving as a resource to local management. We have implemented local sales reporting systems at each station to provide local and corporate management with daily sales information.

ACQUISITION STRATEGY

     Our acquisition strategy is focused on acquiring additional radio stations in both our existing markets and in new markets in which we believe we can effectively use our operating strategies. We anticipate that we will continue to focus on mid-sized markets rather than attempt to expand into larger markets. Competition among potential purchasers for suitable radio station acquisitions is intense throughout the United States. We expect to continue to identify and pursue acquisition opportunities to complement and expand our station portfolio. Although we have identified further acquisition opportunities, we cannot assure you that we will be able to reach agreement with the identified candidates, that, in the future, we will be able to identify other suitable and available acquisition opportunities or that we will be able to complete any such acquisition opportunities. Additional risks and uncertainties related to our acquisition strategy are discussed below under the headings "Federal Regulation of Radio Broadcasting" and "Risk Factors."

     In evaluating acquisition opportunities in new markets, we assess our potential to build leading radio station groups in those markets over time. We believe that the creation of strong station groups in local markets is essential to our operating success and generally will not consider entering a new market unless we believe we can acquire multiple stations in the market. We also analyze a number of additional factors which we believe are important to our success, including the number and quality of commercial radio signals broadcasting in the market, the nature of the competition in the market, our ability to improve the operating performance of the radio station or stations under consideration and the general economic conditions of the market.

     We believe that our acquisition strategy, if properly implemented, could have a number of benefits, including:

     - diversified revenue and broadcast cash flow across a greater number of stations and markets,

     - improved broadcast cash flow margins through the consolidation of facilities and the elimination of redundant expenses,

     - broadened range of advertising packages to offer advertisers,

     - improved leverage in various key vendor negotiations,

     - enhanced appeal to top industry management talent, and

     - increased overall scale which should facilitate our capital raising activities.

PENDING TRANSACTIONS

     There are several transactions currently pending which, if completed, would result in our purchasing 48 FM and 28 AM radio stations, acquiring the right to operate one additional FM radio station, acquiring the right to sell advertising in the United States for one Canadian FM radio station and selling two AM radio stations. The aggregate purchase price for our pending acquisitions is approximately $510.2 million in cash, 200,000 shares of Citadel Communications' common stock valued at approximately $10.1 million, based on the closing price of the common stock on December 2, 1999, and one AM radio station in each of Albuquerque, New Mexico and Binghamton, New York. Under certain circumstances, Citadel Communications' common stock may not be delivered as a portion of the aggregate purchase price. In that event, approximately $10.1 million in cash will be substituted for the common stock.

     The completion of each of our pending transactions is subject to various conditions, including Federal Communications Commission consent to the assignment of the station licenses to us or consent to transfer of control of the station licenses to us, as the case may be, and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Although we believe these closing conditions are generally customary for transactions of this type, there can be no assurance that the conditions will be satisfied.

     The following is a brief discussion of each of our pending transactions:

     - On October 5, 1999, we entered into an asset purchase agreement with Kenneth A. Rushton, as Trustee of the Chapter 7 bankruptcy estate of Venture Broadcasting, Inc., to acquire one AM radio station serving the Salt Lake City, Utah market, including the related tower site, for a purchase price of approximately $0.6 million in cash, which has been paid and is being held in escrow pending closing of the transaction. An application seeking FCC approval of assignment of the station license was filed on October 25, 1999, and an initial grant of the application was received on February 29, 2000. The closing of this transaction had been delayed as a petition to deny the transfer of the license had been filed with the FCC. We now anticipate that this acquisition will close in April 2000. Pending closing of this transaction, we operate the station to be acquired under a local marketing agreement.

     - On October 8, 1999, we entered into an exchange agreement with Titus Broadcasting Systems, Inc. to acquire one AM radio station in Binghamton, New York in exchange for one AM radio station in Binghamton owned by us and approximately $0.6 million in cash. We have delivered an irrevocable letter of credit in favor of Titus Broadcasting Systems, Inc. in the amount of $30,000 to secure our obligations under the exchange agreement. An application seeking FCC approval of assignment of the station licenses was filed on October 22, 1999. The closing of this transaction has been delayed by the FCC's analysis of market revenue share in Binghamton.

     - On October 27, 1999, we entered into an asset purchase agreement with Broadcasting Partners Holdings, L.P. to acquire 23 FM and 13 AM radio stations in Buffalo/Niagara Falls, Syracuse and Ithaca, New York; Atlantic City/Cape May, New Jersey; Tyler/Longview, Texas; Monroe, Louisiana; New London, Connecticut; New Bedford/Fall River, Massachusetts; and Augusta/Waterville, Presque Isle and Dennysville/ Calais, Maine, as well as the right to operate an additional FM radio station in Atlantic City/Cape May under a program service and time brokerage agreement and the right to sell advertising in the United States for one FM radio station in Niagara Falls, Ontario under a joint sales agreement. The aggregate purchase price is approximately $190.0 million in cash. We have delivered an irrevocable letter of credit in favor of Broadcasting Partners Holdings in the amount of $12.0 million to secure our obligations under the asset purchase agreement. The stations indicated include one AM radio station in Buffalo/Niagara Falls that an affiliate of the seller has entered into an agreement to purchase. If this transaction has not been completed prior to our acquisition, we will be assigned the rights under the purchase agreement. An application seeking FCC approval of assignment of the station licenses was filed on November 9, 1999, and an initial grant of the application was received on February 28, 2000. The closing of this transaction had been delayed by the FCC's analysis of market revenue share in various markets. We now anticipate that this acquisition will close in April 2000 (other than the acquisition of the one AM station in Buffalo/ Niagara Falls referred to above for which we will be assigned the rights under the purchase agreement).

     - On November 16, 1999, we entered into an asset purchase agreement with KSMB/KACY Radio Broadcasting Company, KVOL Radio Broadcasting Company and Powell Broadcasting Company, Inc. to acquire two FM and two AM radio stations in Lafayette, Louisiana for the purchase price of approximately $8.5 million in cash. We have delivered an irrevocable letter of credit in favor of KSMB/ KACY Radio Broadcasting and KVOL Radio Broadcasting in the amount of $425,000 to secure our obligations under the asset purchase agreement. An application seeking FCC approval of assignment of the station licenses was filed on December 10, 1999, and an initial grant of the application was received on March 15, 2000. The closing of this transaction had been delayed by the FCC's analysis of market revenue share in Lafayette. We now anticipate that this acquisition will close in March or April 2000.

     - On November 16, 1999, we entered into an asset purchase agreement with LifeTalk Broadcasting Association to acquire one AM radio station in Albuquerque, New Mexico in exchange for one AM radio station in Albuquerque owned by us and approximately $5.4 million in cash, of which $1.0 million has been paid in advance. An application seeking FCC approval of assignment of the station licenses was filed on December 6, 1999, and an initial grant of the application was received on March 23, 2000. The closing of this transaction had been delayed by the FCC's analysis of market revenue share in Albuquerque. We now anticipate that this transaction will close in April or May 2000.

     - On December 3, 1999, we entered into an asset purchase agreement with Montachusett Broadcasting, Inc. to acquire one FM radio station serving the Worcester, Massachusetts market for the purchase price of approximately $3.5 million in cash, which has been paid and is being held in escrow pending closing of the transaction. We have delivered an irrevocable letter of credit in favor of Montachusett Broadcasting in the amount of $200,000 to secure our obligations under the asset purchase agreement. An application seeking FCC approval of assignment of the station licenses was filed on December 9, 1999, an initial grant of the application was received on February 4, 2000 and a final order was received on March 20, 2000. We expect to close this transaction at such time that an order is issued in an FCC proceeding to change the station's city of license. Pending closing of this transaction, we operate the station to be acquired under a local marketing agreement.

     - On December 3, 1999, we entered into an asset purchase agreement with Liggett Broadcast, Inc. and certain of its affiliates to acquire four FM and two AM radio stations serving the Lansing/East Lansing, Michigan market, two FM stations serving the Saginaw/Bay City/Midland, Michigan market and one FM radio station serving the Flint, Michigan market. The aggregate purchase price is approximately $120.5 million, consisting of 200,000 shares of Citadel Communications' common stock valued at $50.375 per share, based on the closing share price of the common stock on December 2, 1999, and approximately $110.4 million in cash. However, if the value of Citadel Communications' common stock at the time of closing, based on the 20-day average closing sale price per share prior to closing, is less than $45.3375 (90% of the value on December 2, 1999), then no common stock will be issued and the purchase price will be paid entirely in cash. We have delivered an irrevocable letter of credit in favor of Liggett Broadcast in the amount of $6.0 million to secure our obligations under the asset purchase agreement. An application seeking FCC approval of assignment of the station licenses was filed on December 20, 1999, and an initial grant of the full application was received on February 24, 2000.

       In February 2000, we received a request for additional information and documents from the United States Department of Justice relating to stations in Saginaw/Bay City/Midland. Under the applicable rules, this request extends the waiting period under the Hart-Scott-Rodino Act for a period of 20 days after receipt by the Department of Justice of the information and documents requested from all parties from whom such information and documents have been requested. To resolve the Department of Justice's concerns, we may agree to sell one or more of our existing stations, or stations to be acquired, serving Saginaw/Bay City/Midland in connection with our acquisition of stations from Liggett Broadcast and its affiliates.

     - On December 21, 1999, we entered into an asset purchase agreement with WBA, Inc. to acquire one FM radio station serving the Worcester, Massachusetts market for the purchase price of approximately $14.3 million in cash. We have delivered an irrevocable letter of credit in favor of WBA in the amount of $712,500 to secure our obligations under the asset purchase agreement. An application seeking FCC approval of assignment of the station licenses was filed on January 6, 2000.

     - On January 23, 2000, we entered into a stock purchase agreement with Bloomington Broadcasting Holdings, Inc. and its stockholders to purchase all of the issued and outstanding capital stock of Bloomington Broadcasting Holdings. Through its subsidiaries, Bloomington Broadcasting Holdings is expected to own and operate at closing 13 FM and seven AM radio stations serving the Grand Rapids, Michigan; Columbia, South Carolina; Chattanooga, Tennessee; Johnson City/Kingsport/Bristol, Tennessee; and Bloomington, Illinois markets for the aggregate purchase price of approximately $176.0 million in cash. This amount includes repayment of indebtedness of Bloomington Broadcasting Holdings that may be outstanding at the time of closing and a deferred obligation relating to a recent radio station purchase by Bloomington Broadcasting Holdings. Certain purchase price adjustments may also be made at closing. We have delivered an irrevocable letter of credit in favor of Bloomington Broadcasting Holdings in the amount of $15.0 million to secure our obligations under the stock purchase agreement. The stations indicated include one AM radio station serving the Johnson City/Kingsport/Bristol market that Bloomington Broadcasting Holdings has entered into an agreement to purchase. If this transaction has not been completed prior to completion of our acquisition of Bloomington Broadcasting Holdings, we will be assigned the rights under the purchase agreement. An application seeking FCC approval of transfer of control of the station licenses was filed on February 4, 2000. The closing of this transaction has been delayed by the FCC's analysis of market revenue share in Grand Rapids, Columbia, Johnson City/ Kingsport/Bristol and Bloomington.

     - On January 31, 2000, we entered into an asset purchase agreement with CAT Communications Corporation to acquire one FM radio station and one AM radio station serving the Worcester, Massachusetts market for the purchase price of approximately $0.9 million. We have delivered an irrevocable letter of credit in favor of CAT Communications in the amount of $75,000 to secure our obligations under the asset purchase agreement. An application seeking FCC approval of assignment of the station licenses was filed on February 10, 2000.

     We expect to close one or more of our pending transactions following receipt of an initial grant from the FCC, but prior to receipt of a final order from the FCC. Until an order becomes final, third parties may file a request for reconsideration or judicial review or the FCC may reconsider the grant on its own motion. Such action could expose us to a modification or set aside of the initial approval. There can be no assurance that a modification or set aside will not occur should we elect to close a transaction prior to receipt of a final order from the FCC. See the discussion below under the heading "Federal Regulation of Radio Broadcasting" and the subheading "Ownership Matters."

STATION PORTFOLIO

     We have a national presence, and our portfolio of stations is diversified in terms of format and target demographics, as well as geographic location. This diversity reduces our reliance upon the performance of any single station and helps insulate us from downturns in specific markets and changes in format preferences.

     If we complete all of our pending transactions, we will own 136 FM and 61 AM radio stations in 42 mid-sized markets, operate two additional FM radio stations, one in Reno, Nevada and one in Atlantic City/Cape May, New Jersey, pursuant to a local marketing agreement and a program service and time brokerage agreement, respectively, and sell advertising in the United States for one Canadian FM radio station. The following table shows the radio stations we will own or operate assuming completion of the pending transactions described above. We obtained all metropolitan statistical area rank information for all markets from Investing in Radio 1999 Market Report (3rd ed.) published by BIA Publications, Inc.

                                                                     NUMBER OF
                                                                     STATIONS
                                                              MSA    ---------
                                                              RANK   FM    AM
                                                              ----   ---   ---
Providence, RI..............................................   33      4    2
Salt Lake City, UT(1).......................................   35      4    3
Buffalo/Niagara Falls, NY(1)(2).............................   43      3    2
Oklahoma City, OK...........................................   54      4    1
Wilkes-Barre/Scranton, PA...................................   64      7    4
Grand Rapids, MI(1).........................................   66      3    1
Allentown/Bethlehem, PA.....................................   67      2   --
Albuquerque, NM(1)..........................................   71      5    3
Syracuse, NY(1).............................................   73      3    1
Harrisburg/Lebanon/Carlisle, PA(3)..........................   76      3    1
Baton Rouge, LA.............................................   82      4    2
Little Rock, AR(4)..........................................   83      8    3
Spokane, WA.................................................   88      4    3
Columbia, SC(1).............................................   89      3    1
Colorado Springs, CO........................................   94      3    2
Johnson City/Kingsport/Bristol, TN(1).......................   95      2    3
Lafayette, LA(1)............................................   98      5    3
Chattanooga, TN(1)..........................................  102      3    1
York, PA(3).................................................  103     --    1
Charleston, SC..............................................  104      5    3
Worcester, MA(1)............................................  112      4    1
Lansing/East Lansing, MI(1).................................  114      4    2
Flint, MI(1)................................................  116      1   --
Portsmouth/Dover/Rochester, NH..............................  117      4   --
Modesto, CA.................................................  122      4    1
Saginaw/Bay City/Midland, MI(1)(5)..........................  124      7    1
Boise, ID...................................................  126      4    1
Reno, NV(6).................................................  127      4    1
Atlantic City/Cape May, NJ(1)(7)............................  136      3    1

                                                                     NUMBER OF
                                                                     STATIONS
                                                              MSA    ---------
                                                              RANK   FM    AM
                                                              ----   ---   ---
Tyler/Longview, TX(1).......................................  140      1    4
Portland, ME................................................  160      6   --
New London, CT(1)...........................................  164      2    1
New Bedford/Fall River, MA(1)...............................  165      1    1
Binghamton, NY(1)...........................................  166      3    2
Bloomington, IL(1)..........................................  230      2    1
Monroe, LA(1)...............................................  233      4   --
Augusta/Waterville, ME(1)...................................  249      2    2
Ithaca, NY(1)...............................................  258      1    1
Presque Isle, ME(1).........................................   NA      3   --
Dennysville/Calais, ME(1)...................................   NA      1   --
Muncie, IN..................................................   NA      1    1
Kokomo, IN..................................................   NA      1   --
                                                              ---    ---   --
     TOTAL..................................................         138   61

---------------
NA -- information not available

(1) The completion of our pending transactions in these markets is subject to various conditions. Although we believe these closing conditions are generally customary for transactions of this type, there can be no assurance that the conditions will be satisfied.

(2) The stations indicated do not include one FM radio station in Niagara Falls, Ontario for which we expect to sell advertising in the United States under a joint sales agreement.

(3) Harrisburg/Lebanon/Carlisle and York are adjacent markets with numerous overlapping radio signals.

(4) Three of these stations primarily serve the surrounding communities outside of Little Rock.

(5) We may agree to sell one or more of the indicated stations serving Saginaw/Bay City/Midland in connection with our pending acquisition of stations serving Saginaw/Bay City/Midland.

(6) We operate one of the listed FM radio stations in Reno under a local marketing agreement. We do not own this station.

(7) We expect to operate one of the listed FM stations in Atlantic City/Cape May under a program service and time brokerage agreement. We will not own this station, but expect that we will have an option to purchase this station beginning in 2001.

ADVERTISING SALES

     Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 1999, approximately 81% of our net broadcasting revenue was generated from the sale of local and regional advertising. Additional broadcasting revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "General." The major categories of our advertisers include telephone companies, restaurants, fast food, automotive and grocery. Each station's local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. We pay a higher commission rate to the sales staff for generating direct sales because we believe that through direct advertiser relationships we can better understand the advertiser's business needs and more effectively design an advertising campaign to help the advertiser sell its product or service. We employ personnel in each of our markets to produce commercials for the advertisers. National sales are made by a firm specializing in radio advertising sales on the national level in exchange for a commission from us that is based on our gross revenue from the advertising obtained. Regional sales, which we define as sales in regions surrounding our markets to companies that advertise in our markets, are generally made by our local sales staff.

     Depending on the programming format of a particular station, we estimate the optimum number of advertisements available for sale. The number of advertisements that can be broadcast without jeopardizing listening levels, and the resulting ratings, is limited in part by the format of a particular station. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices based on local market conditions and on our ability, through our marketing efforts, to provide advertisers with an effective means of reaching a targeted demographic group. Each of our stations has a general target level of on-air inventory that it makes available for advertising. This target level of inventory for sale may be different at different times of the day but tends to remain stable over time. Much of our selling activity is based on demand for our radio stations' on-air inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory level for a particular station. Therefore, most changes in revenue are explained by demand-driven pricing changes rather than by changes in the available inventory.

     We believe that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on:

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

     A station's listenership is reflected in ratings surveys that estimate the number of listeners tuned to the station and the time they spend listening. Each station's ratings are used by our advertisers and advertising representatives to consider advertising with the station and are used by us to chart audience growth, set advertising rates and adjust programming. The radio broadcast industry's principal ratings service is The Arbitron Company, which publishes periodic ratings surveys for significant domestic radio markets. These surveys are our primary source of ratings data.

COMPETITION

     The radio broadcasting industry is highly competitive. The success of each of our stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. Our audience ratings and advertising revenue are subject to change, and any adverse change in a particular market affecting advertising expenditures or an adverse change in the relative market positions of the stations located in a particular market could have a material adverse effect on the revenue of our radio stations located in that market. There can be no assurance that any one of our radio stations will be able to maintain or increase its current audience ratings or advertising revenue market share.

     Our stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of our markets, we are able to attract advertisers seeking to reach those listeners. Companies that operate radio stations must be alert to the possibility of another station changing its format to compete directly for listeners and advertisers. Another station's decision to convert to a format similar to that of one of our radio stations in the same geographic area may result in lower ratings and advertising revenue, increased promotion and other expenses and, consequently, lower broadcast cash flow for us.

     Factors that are material to a radio station's competitive position include management experience, the station's local audience rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area. We attempt to improve our competitive position in each market by extensively researching our stations' programming, by implementing advertising campaigns aimed at the demographic groups for which our stations program and by managing our sales efforts to attract a larger share of advertising dollars. However, we compete with some organizations that have greater financial resources than we have.

     FCC policies and rules permit ownership and operation of multiple local radio stations. We believe that radio stations that elect to take advantage of joint arrangements such as local marketing agreements or joint sales agreements may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although we currently operate multiple stations in most of our markets and intend to pursue the creation of additional multiple station groups, our competitors in certain markets include operators of multiple stations or operators who already have entered into local marketing agreements or joint sales agreements. We also compete with other radio station groups to purchase additional stations. Some of these groups are owned or operated by companies that have substantially greater financial and other resources than we have.

     Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC's multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity. The FCC's multiple ownership rules have changed significantly as a result of the Telecommunications Act. For more information about FCC regulation and the provisions of the Telecommunications Act, see the discussion below under the heading "Federal Regulation of Radio Broadcasting." Our stations also compete for advertising revenue with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcasting. Digital audio broadcasting may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The delivery of information through the Internet has also created a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

     The FCC has recently authorized spectrum for the use of a new technology, satellite digital audio radio services, to deliver audio programming. Digital audio radio services may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. It is not known at this time whether this digital technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. The FCC has acted to create a new low power radio service which could open up opportunities for low cost neighborhood service on frequencies which would not interfere with existing stations.

     We cannot predict what other matters might be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business. See the discussion below under the heading "Federal Regulation of Radio Broadcasting."

FEDERAL REGULATION OF RADIO BROADCASTING

     INTRODUCTION. The ownership, operation and sale of broadcast stations, including those licensed to us, are subject to the jurisdiction of the FCC. The FCC acts under authority derived from the Communications Act of 1934, as amended. The Communications Act was amended in 1996 by the Telecommunications Act of 1996 to make changes in several broadcast laws. Among other things, the
FCC:

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

     LICENSE GRANT AND RENEWAL. Until recently, radio broadcast licenses were granted for maximum terms of seven years, but acting under the authority of the Telecommunications Act, the FCC recently revised its rules to extend the maximum term for future renewals to eight years. Licenses may be renewed through an application to the FCC. The Telecommunications Act prohibits the FCC from considering any competing applications for the radio frequency if the FCC finds that the licensee's station has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

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

     We are not currently aware of any facts that would prevent the timely renewal of our licenses to operate our radio stations, although there can be no assurance that our licenses will be renewed.

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

     The following table sets forth the market, call letters, FCC license classification, antenna height above average terrain (HAAT), power and frequency of each of the stations we own or operate, assuming the completion of the pending transactions described above under the heading "Pending Transactions," and the date on which each station's FCC license expires.

     As you review the information in the following table, you should note the following:

     - The symbol "*" indicates a station which is the subject of one of our pending transactions. The completion of each of the pending transactions is subject to conditions. Although we believe these conditions are generally customary for transactions of this type, there can be no assurance that the conditions will be satisfied. See the discussion above under the heading "Pending Transactions."

     - A station's actual city of license may be different from the shown metropolitan market served. In addition, three of the stations listed as Little Rock stations primarily serve the surrounding communities outside of Little Rock.

     - Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during nighttime broadcasting hours, which results in reducing the radio station's coverage during those hours of operation. Both power ratings are shown, where applicable.

                                                                                               EXPIRATION
                                                             HAAT                               DATE OF
                                                     FCC      IN      POWER IN                    FCC
MARKET                                 STATION      CLASS   METERS    KILOWATTS    FREQUENCY    LICENSE
------                               ------------   -----   ------   -----------   ---------   ----------
Providence, RI.....................  WPRO-AM          B        NA        5.0         630 kHz    04-01-06
                                     WPRO-FM          B       168       39.0        92.3 MHz    04-01-06
                                     WSKO-AM          B        NA        5.0         790 kHz    04-01-06
                                     WWLI-FM          B       152       50.0       105.1 MHz    04-01-06
                                     WHCK-FM          A       163        2.3        99.7 MHz    04-01-06
                                     WHKK-FM          A        90        4.2       100.3 MHz    04-01-06

Salt Lake City, UT.................  KBEE-AM          B        NA    10.0/0.195      860 kHz    10-01-05
                                     KUBL-FM          C      1140       26.0        93.3 MHz    10-01-05
                                     KENZ-FM          C       869       45.0       107.5 MHz    10-01-05
                                     KBER-FM          C      1140       25.0       101.1 MHz    10-01-05
                                     KFNZ-AM          B        NA        5.0        1320 kHz    10-01-05
                                     KBEE-FM          C       894       40.0        98.7 MHz    10-01-05
                                     *KWUN-AM (1)     C        NA        1.0        1230 kHz    10-01-05

Buffalo/Niagara Falls, NY(2).......  *WGRF-FM         B       217       24.0        96.9 MHz    06-01-06
                                     *WEDG-FM         B       106       49.0       103.3 MHz    06-01-06
                                     *WHTT-FM         B       118       50.0       104.1 MHz    06-01-06
                                     *WMNY-AM         D        NA        1.0        1120 kHz    06-01-06
                                     *WHLD-AM         B        NA     5.0/0.144     1270 kHz    06-01-06

Oklahoma City, OK..................  KATT-FM          C       363       100.0      100.5 MHz    06-01-05
                                     KYIS-FM          C     335.5       100.0       98.9 MHz    06-01-05
                                     KCYI-FM          A        96        6.0        97.9 MHz    06-01-05
                                     KNTL-FM          A       100        6.0       104.9 MHz    06-01-05
                                     WWLS-AM          B        NA        1.0         640 kHz    06-01-05

                                                                                               EXPIRATION
                                                             HAAT                               DATE OF
                                                     FCC      IN      POWER IN                    FCC
MARKET                                 STATION      CLASS   METERS    KILOWATTS    FREQUENCY    LICENSE
------                               ------------   -----   ------   -----------   ---------   ----------
Wilkes-Barre/Scranton, PA..........  WAZL-AM          C        NA        1.0        1490 kHz    08-01-06
                                     WXBE-FM          B       222       19.5        97.9 MHz    08-01-06
                                     WARM-AM          B        NA        5.0         590 kHz    08-01-06
                                     WMGS-FM          B       422        5.3        92.9 MHz    08-01-06
                                     WBHT-FM          A       336       0.50        97.1 MHz    08-01-06
                                     WXAR-FM          A       308       0.30        95.7 MHz    08-01-06
                                     WCTP-FM          A       235       0.52        94.3 MHz    08-01-06
                                     WCTD-FM          A       207       1.45        93.7 MHz    08-01-06
                                     WKJN-AM          B        NA     5.0/.037      1440 kHz    08-01-06
                                     WEMR-AM          B        NA      5.0/1.0      1460 kHz    08-01-06
                                     WEMR-FM          A       354       0.24       107.7 MHz    08-01-06

Grand Rapids, MI...................  *WKLQ-FM         B       152       50.0        94.5 MHz    10-01-04
                                     *WBBL-AM         C        NA        1.0        1340 kHz    10-01-04
                                     *WLAV-FM         B       149       50.0        96.9 MHz    10-01-04
                                     *WODJ-FM         B       150       50.0       107.3 MHz    10-01-04

Allentown/Bethlehem, PA............  WCTO-FM          B       152       50.0        96.1 MHz    08-01-06
                                     WLEV-FM          B       327       10.9       100.7 MHz    08-01-06

Albuquerque, NM....................  KKOB-AM          B        NA       50.0         770 kHz    10-01-05
                                     KKOB-FM          C      1265       20.2        93.3 MHz    10-01-05
                                     KMGA-FM          C      1259       22.5        99.5 MHz    10-01-05
                                     KTBL-FM          C      1276       20.4       103.3 MHz    10-01-05
                                     KHFM-FM          C      1260       20.0        96.3 MHz    10-01-05
                                     KRST-FM          C      1268       22.0        92.3 MHz    10-01-05
                                     KNML-AM          B        NA      1.0/0.5      1050 kHz    10-01-05
                                     *KSVA-AM         B        NA        5.0         610 kHz    10-01-05

Syracuse, NY.......................  *WAQX-FM        B1        91       25.0        95.7 MHz    06-01-06
                                     *WLTI-FM         A        61        4.0       105.9 MHz    06-01-06
                                     *WNSS-AM         B        NA        5.0        1260 kHz    06-01-06
                                     *WNTQ-FM         B       201       97.0        93.1 MHz    06-01-06

Harrisburg/Lebanon/Carlisle
  and York, PA.....................  WRKZ-FM          B       283       14.1       106.7 MHz    08-01-06
                                     WHYL-FM          A       100    H3.0/V2.75    102.3 MHz    08-01-06
                                     WHYL-AM          B        NA        5.0         960 kHz    08-01-06
                                     WQXA-AM          B        NA        1.0        1250 kHz    08-01-06
                                     WQXA-FM          B       215       25.1       105.7 MHz    08-01-06

Baton Rouge, LA....................  KQXL-FM         C2       148       50.0       106.5 MHz    06-01-04
                                     WXOK-AM          B        NA      5.0/1.0      1460 kHz    06-01-04
                                     WEMX-FM         C1       299       100.0       94.1 MHz    06-01-04
                                     WCAC-FM          C       306       100.0      103.3 MHz    06-01-04
                                     WIBR-AM          B        NA      5.0/1.0      1300 kHz    06-01-04
                                     KOOJ-FM         C1       304       97.0        93.7 MHz    06-01-04

                                                                                               EXPIRATION
                                                             HAAT                               DATE OF
                                                     FCC      IN      POWER IN                    FCC
MARKET                                 STATION      CLASS   METERS    KILOWATTS    FREQUENCY    LICENSE
------                               ------------   -----   ------   -----------   ---------   ----------
Little Rock, AR....................  KARN-FM          A       100        3.0       102.5 MHz    06-01-04
                                     KARN-AM          B        NA        5.0         920 kHz    06-01-04
                                     KKRN-FM          A       100        6.0       101.7 MHz    06-01-04
                                     KIPR-FM         C1       286       100.0       92.3 MHz    06-01-04
                                     KOKY-FM          A       118       4.10       102.1 MHz    06-01-04
                                     KLAL-FM         C2        95       50.0       107.7 MHz    06-01-04
                                     KAFN-FM          A       100        6.0       102.5 MHz    06-01-04
                                     KLIH-AM          B        NA      2.0/1.2      1250 kHz    06-01-04
                                     KURB-FM          C       392       100.0       98.5 MHz    06-01-04
                                     KVLO-FM         C2       150       50.0       102.9 MHz    06-01-04
                                     KAAY-AM          A        NA       50.0        1090 kHz    06-01-04

Spokane, WA........................  KGA-AM           A        NA       50.0        1510 kHz    02-01-06
                                     KDRK-FM          C       725       56.0        93.7 MHz    02-01-06
                                     KJRB-AM          B        NA        5.0         790 kHz    02-01-06
                                     KAEP-FM          C       582       100.0      105.7 MHz    02-01-06
                                     KEYF-AM          B        NA        5.0        1050 kHz    02-01-06
                                     KEYF-FM          C       490       100.0      101.1 MHz    02-01-06
                                     KWHK-FM         C2       432        5.5       103.9 MHz    02-01-06

Columbia, SC.......................  *WTCB-FM        C1       240       100.0      106.7 MHz    12-01-03
                                     *WOMG-FM         A        94        6.0       103.1 MHz    12-01-03
                                     *WLXC-FM         A       100        6.0        98.5 MHz    12-01-03
                                     *WISW-AM         B        NA      5.0/2.5      1320 kHz    12-01-03

Colorado Springs, CO...............  KKFM-FM          C       698       71.0        98.1 MHz    04-01-05
                                     KKMG-FM          C       695       57.0        98.9 MHz    04-01-05
                                     KSPZ-FM          C       649       72.0        92.9 MHz    04-01-05
                                     KVOR-AM          B        NA      5.0/1.0      1300 kHz    04-01-05
                                     KTWK-AM          B        NA      3.3/1.5       740 kHz    04-01-05

Johnson City/Kingsport/Bristol,
  TN...............................  *WQUT-FM         C       457       99.0       101.5 MHz    08-01-04
                                     *WKOS-FM         A       150       2.75       104.9 MHz    08-01-04
                                     *WJCW-AM         B        NA      5.0/1.0       910 kHz    08-01-04
                                     *WKIN-AM         B        NA     5.0/0.50      1320 kHz    08-01-04
                                     *WGOC-AM         B        NA     10.0/0.81      640 kHz    08-01-04

Lafayette, LA......................  KFXZ-FM          A       151        2.6       106.3 MHz    06-01-04
                                     KNEK-FM         C3       100       25.0       104.7 MHz    06-01-04
                                     KNEK-AM          B        NA       0.25        1190 kHz    06-01-04
                                     KRRQ-FM         C2       135       50.0        95.5 MHz    06-01-04
                                     *KSMB-FM         C       329       100.0       94.5 MHz    06-01-04
                                     *KDYS-AM         B        NA     10.0/0.5      1520 kHz    06-01-04
                                     *KVOL-FM         A       132        3.4       105.9 MHz    06-01-04
                                     *KVOL-AM         B        NA      5.0/1.0      1330 kHz    06-01-04

Chattanooga, TN....................  *WSKZ-FM         C       329       100.0      106.5 MHz    08-01-04
                                     *WOGT-FM        C3       295       2.85       107.9 MHz    08-01-04
                                     *WGOW-AM         B        NA      5.0/1.0      1150 kHz    08-01-04
                                     *WGOW-FM         A        87        6.0       102.3 MHz    08-01-04

                                                                                               EXPIRATION
                                                             HAAT                               DATE OF
                                                     FCC      IN      POWER IN                    FCC
MARKET                                 STATION      CLASS   METERS    KILOWATTS    FREQUENCY    LICENSE
------                               ------------   -----   ------   -----------   ---------   ----------
Charleston, SC.....................  WSSX-FM          C       317       100.0       95.1 MHz    12-01-03
                                     WWWZ-FM         C2       150       50.0        93.3 MHz    12-01-03
                                     WMGL-FM         C3     128.9        6.5       101.7 MHz    12-01-03
                                     WSUY-FM          C     539.5       100.0       96.9 MHz    12-01-03
                                     WNKT-FM          C     299.9       100.0      107.5 MHz    12-01-03
                                     WTMA-AM          B        NA      5.0/1.0      1250 kHz    12-01-03
                                     WTMZ-AM          B        NA       0.50         910 kHz    12-01-03
                                     WXTC-AM          B        NA        5.0        1390 kHz    12-01-03

Worcester, MA......................  WXLO-FM          B       172       37.0       104.5 MHz    04-01-06
                                     *WORC-FM (3)     A       125       1.85        98.9 MHz    04-01-06
                                     *WWFX-FM         A       146       2.85       100.1 MHz    04-01-06
                                     *WCAT-FM         A       124       1.85        99.9 MHz    04-01-06
                                     *WCAT-AM         D        NA        2.5         700 kHz    04-01-06

Lansing/East Lansing, MI...........  *WMMQ-FM         B       150       50.0        94.9 MHz    10-01-04
                                     *WJIM-FM         B       156       45.0        97.5 MHz    10-01-04
                                     *WFMK-FM         B       183       28.0        99.1 MHz    10-01-04
                                     *WITL-FM         B       196       26.5       100.7 MHz    10-01-04
                                     *WVFN-AM         D        NA     0.50/0.05      730 kHz    10-01-04
                                     *WJIM-AM         C        NA       0.89        1240 kHz    10-01-04

Flint, MI..........................  *WFBE-FM         B       150       50.0        95.1 MHz    10-01-04

Portsmouth/Dover/Rochester, NH.....  WOKQ-FM          B       150       50.0        97.5 MHz    04-01-06
                                     WXBB-FM          A     113.1        2.2       105.3 MHz    04-01-06
                                     WXBP-FM          A       100        3.0       102.1 MHz    04-01-06
                                     WPKQ-FM          C      1181    H22.5/V17.5   103.7 MHz    04-01-06

Modesto, CA........................  KANM-AM          B        NA        1.0         970 kHz    12-01-05
                                     KATM-FM          B       152       50.0       103.3 MHz    12-01-05
                                     KHKK-FM          B       152       50.0       104.1 MHz    12-01-05
                                     KDJK-FM          A       624       0.071      103.9 MHz    12-01-05
                                     KHOP-FM          B       193       29.5        95.1 MHz    12-01-05

Saginaw/Bay City/Midland, MI(4)....  WKQZ-FM         C2       169       39.2        93.3 MHz    10-01-04
                                     WYLZ-FM          A       151        2.6       100.9 MHz    10-01-04
                                     WIOG-FM          B       244        86        102.5 MHz    10-01-04
                                     WILZ-FM          A       126        2.9       104.5 MHz    10-01-04
                                     WGER-FM          A       116       2.05       106.3 MHz    10-01-04
                                     WSGW-AM          B        NA      5.0/1.0       790 kHz    10-01-04
                                     *WHNN-FM         C       311       100.0       96.1 MHz    10-01-04
                                     *WTCF-FM         A       100        3.0       100.5 MHz    10-01-04

Boise, ID..........................  KIZN-FM          C       762       44.0        92.3 MHz    10-01-05
                                     KZMG-FM          C       802       50.0        93.1 MHz    10-01-05
                                     KKGL-FM          C       768       44.0        96.9 MHz    10-01-05
                                     KQFC-FM          C       762       47.0        97.9 MHz    10-01-05
                                     KBOI-AM          B        NA       50.0         960 kHz    10-01-05

Reno, NV...........................  KKOH-AM          B        NA       50.0         780 kHz    10-01-05
                                     KNEV-FM          C       695       60.0        95.5 MHz    10-01-05
                                     KBUL-FM          C       699       72.0        98.1 MHz    10-01-05
                                     KNHK-FM          C       809       44.7        92.9 MHz    10-01-05
                                     KATG-FM (5)      A       129        3.6        93.7 MHz    10-01-05

                                                                                               EXPIRATION
                                                             HAAT                               DATE OF
                                                     FCC      IN      POWER IN                    FCC
MARKET                                 STATION      CLASS   METERS    KILOWATTS    FREQUENCY    LICENSE
------                               ------------   -----   ------   -----------   ---------   ----------
Atlantic City/Cape May, NJ.........  *WFPG-AM         C        NA        1.0        1450 kHz    06-01-06
                                     *WFPG-FM         B       110       50.0        96.9 MHz    06-01-06
                                     *WPUR-FM        B1       137       13.5       107.3 MHz    06-01-06
                                     *WKOE-FM (6)     A        94        3.0       106.3 MHz    06-01-06

Tyler/Longview, TX.................  *KDOK-FM        C3       135        9.6        92.1 MHz    08-01-05
                                     *KTBB-AM         B        NA      5.0/2.5       600 kHz    08-01-05
                                     *KEES-AM         B        NA      5.0/1.0      1430 kHz    08-01-05
                                     *KYZS-AM         C        NA        1.0        1490 kHz    08-01-05
                                     *KGLD-AM         D        NA     1.0/0.077     1330 kHz    08-01-05

Portland, ME.......................  WBLM-FM          C       436       100.0      102.9 MHz    04-01-06
                                     WCYI-FM          B     195.1       27.5        93.9 MHz    04-01-06
                                     WCYY-FM         B1       147       11.5        94.3 MHz    04-01-06
                                     WHOM-FM          C     1140.9      50.0        94.9 MHz    04-01-06
                                     WJBQ-FM          B     271.3       16.0        97.9 MHz    04-01-06
                                     WTPN-FM          B     121.9       47.5        98.9 MHz    04-01-06

New London, CT.....................  *WQGN-FM         A        84        3.0       105.5 MHz    04-01-06
                                     *WSUB-AM         D        NA     1.0/0.072      980 kHz    04-01-06
                                     *WVVE-FM         A       100        3.0       102.3 MHz    04-01-06

New Bedford/Fall River, MA.........  *WFHN-FM         A       106        2.4       107.1 MHz    04-01-06
                                     *WBSM-AM         B        NA      5.0/1.0      1420 kHz    04-01-06

Binghamton, NY.....................  WHWK-FM          B     292.6       10.0        98.1 MHz    06-01-06
                                     WYOS-FM (7)      A       254       0.93       104.1 MHz    11-26-96
                                     WAAL-FM          B       332        7.1        99.1 MHz    06-01-06
                                     WNBF-AM          B        NA        5.0        1290 kHz    06-01-06
                                     *WINR-AM         B        NA      1.0/0.5       680 kHz    06-01-06

Bloomington, IL....................  *WJBC-AM         C        NA        1.0        1230 kHz    12-01-04
                                     *WBNQ-FM         B       142       50.0       101.5 MHz    12-01-04
                                     *WBWN-FM        B1       100       25.0       104.1 MHz    12-01-04

Monroe, LA.........................  *KMYY-FM         C       310       97.0       106.1 MHz    06-01-04
                                     *KYEA-FM        C3       106       22.0       103.1 MHz    06-01-04
                                     *KZRZ-FM        C2       150       50.0        98.3 MHz    06-01-04
                                     *KTJC-FM        C3       148       11.5        92.3 MHz    06-01-04

Augusta/Waterville, ME.............  *WMME-FM         B       152       50.0        92.3 MHz    04-01-06
                                     *WEZW-AM         C        NA        1.0        1400 kHz    04-01-06
                                     *WEBB-FM        C1        93       61.0        98.5 MHz    04-01-06
                                     *WTVL-AM         C        NA        1.0        1490 kHz    04-01-06

Ithaca, NY.........................  *WIII-FM         B       223       23.5        99.9 MHz    06-01-06
                                     *WKRT-AM         B        NA     1.0/0.50       920 kHz    06-01-06

Presque Isle, ME...................  *WBPW-FM        C1       134       100.0       96.9 MHz    04-01-06
                                     *WOZI-FM        C2       368        7.9       101.9 MHz    04-01-06
                                     *WQHR-FM         C       390       95.0        96.1 MHz    04-01-06

Dennysville/Calais, ME.............  *WCRQ-FM        C1       139       100.0      102.9 MHz    04-01-06

                                                                                               EXPIRATION
                                                             HAAT                               DATE OF
                                                     FCC      IN      POWER IN                    FCC
MARKET                                 STATION      CLASS   METERS    KILOWATTS    FREQUENCY    LICENSE
------                               ------------   -----   ------   -----------   ---------   ----------
Muncie, IN.........................  WMDH-FM          B     152.4       50.0       102.5 MHz    08-01-04
                                     WMDH-AM          B        NA       0.25        1550 kHz    08-01-04

Kokomo, IN.........................  WWKI-FM          B     143.3       50.0       100.5 MHz    08-01-04

---------------
(1) Pending its acquisition, we currently operate KWUN-AM under a local marketing agreement.

(2) The stations indicated do not include one FM radio station in Niagara Falls, Ontario for which we expect to sell advertising in the United States under a joint sales agreement.

(3) Pending its acquisition, we currently operate WORC-FM under a local marketing agreement.

(4) We may agree to sell one or more of the indicated stations serving Saginaw/Bay City/Midland in connection with our pending acquisition of stations serving Saginaw/Bay City/Midland.

(5) We operate KATG-FM under a local marketing agreement.

(6) We expect to operate WKOE-FM under a program service and time brokerage agreement.

(7) WYOS-FM in Binghamton operates pursuant to a construction permit. An application for a license to cover the construction permit has been filed with the FCC. Expiration of the construction permit is stayed during the pendency of that application.

     OWNERSHIP MATTERS. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to assign, transfer, grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the character of the licensee and those persons holding attributable interests therein, and compliance with the Communications Act's limitation on alien ownership, as well as compliance with other FCC policies.

     Once a station purchase agreement has been signed, an application for FCC consent to assignment of license or transfer of control, depending upon whether the underlying transaction is an asset purchase or stock acquisition, is filed with the FCC. Approximately 10 to 15 days after this filing, the FCC normally publishes a notice assigning a file number to the application and advising that the application has been accepted for filing. The FCC has recently instituted an informal policy of inviting public comment on any proposed radio transaction that would result in one broadcaster controlling at least half of all radio advertising revenue in a market, or two broadcasters controlling 70% or more of market revenue. This policy has resulted in delays in the FCC's acceptance of applications for filing, and in subsequent action on assignment and transfer applications. Notice of acceptance of an application begins a 30-day statutory waiting period, which provides the opportunity for third parties to file formal petitions to deny the transaction. Informal objections may be filed any time prior to grant of an application. The FCC staff will normally review the application in this period and seek further information and amendments to the application if it has questions.

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

     Public notice of the FCC staff grant is usually issued about a week after the grant is made, stating that the grant was effective when made by the staff. On the date of this notice, another 30-day period begins, within which time interested parties can file petitions seeking either staff reconsideration or full FCC review of the staff action. During this time the grant can still be modified, set aside or stayed, and is not a final order. In the absence of a stay, however, the seller and buyer are not prevented from closing despite the absence of a final order. Also, within 40 days after the public notice of the grant, the full FCC can review and reconsider the staff's grant on its own motion. Thus, during the additional 10 days beyond the 30-day period available to third parties, the grant is still not final. In the event that review by the full FCC is requested and the FCC subsequently affirms the staff's grant of the application, interested parties may thereafter seek judicial review in the United States Court of Appeals for the District of Columbia Circuit within 30 days of public notice of the full FCC's action. In the event the Court affirms the FCC's action, further judicial review may be sought by seeking rehearing en banc from the Court of Appeals or by certiorari from the United States Supreme Court.

     In the absence of the submission of a timely request for reconsideration, administrative review or judicial review, the FCC staff's grant of an application becomes final by operation of law. Upon the occurrence of that event, the FCC's grant is generally no longer subject to administrative or judicial review, although such action can nevertheless be set aside in rare circumstances, such as fraud on the agency by a party to the application.

     The pendency of a license renewal application can alter the timetables mentioned above because the FCC normally will not issue an unconditional assignment grant if the station's license renewal is pending.

     Under the Communications Act, a broadcast license may not be granted to or held by a corporation that has more than one-fifth of its capital stock owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Under the Communications Act, a broadcast license also may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. These restrictions apply in modified form to other forms of business organizations, including partnerships. Each of Citadel Communications and Citadel Broadcasting therefore may be restricted from having more than one-fourth of its stock owned or voted by aliens, foreign governments or non-U.S. corporations. The Certificate of Incorporation of Citadel Communications and the Certificate of Incorporation of Citadel Broadcasting contain provisions which permit Citadel Communications and Citadel Broadcasting to prohibit alien ownership and control consistent with the prohibitions contained in the Communications Act.

     The Communications Act and FCC rules also generally restrict the common ownership, operation or control of radio broadcast stations serving the same local market, and place numerical limits on common ownership of radio and television broadcast stations serving the same local market, and of a radio broadcast station and a daily newspaper serving the same local market. Under these cross-ownership rules, neither Citadel Communications nor Citadel Broadcasting would be permitted to acquire any daily newspaper where it then owned any radio broadcast station. While common ownership of same market radio and television stations was previously permissible only through waiver of the FCC's rules, the FCC recently liberalized its radio/television cross ownership rule to provide for common ownership, operation or control of one television and up to seven same-market radio stations, or two television and up to six same-market radio stations, if the market has at least twenty separately owned broadcast, newspaper and cable "voices." Common ownership of two television and four radio stations is permissible when ten voices remain, and of one television and one radio station regardless of voice count.

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

     None of these multiple ownership rules requires any change in our current ownership of radio broadcast stations. However, these rules will limit the number of additional stations which we may acquire in the future in certain of our markets.

     Because of these multiple and cross-ownership rules, a purchaser of voting stock of either Citadel Communications or Citadel Broadcasting which acquires an attributable interest in Citadel Communications or Citadel Broadcasting may violate the FCC's rule if it also has an attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest, to the extent that these investments give rise to an attributable interest. If an attributable shareholder of Citadel Communications or Citadel Broadcasting violates any of these ownership rules, Citadel Communications or Citadel Broadcasting may be unable to obtain from the FCC one or more authorizations needed to conduct its radio station business and may be unable to obtain FCC consents for particular future acquisitions.

     The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the attributable, or cognizable, interests held by a person or entity. A person or entity can have an interest in a radio station, television station or daily newspaper by being an officer, director, partner or shareholder of a company that owns that station or newspaper. Whether that interest is cognizable under the FCC's ownership rules is determined by the FCC's attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the owner of the radio station, television station or daily newspaper in question, and therefore subject to the FCC's ownership rules.

     With respect to a corporation, officers and directors and persons or entities that directly or indirectly can vote 5% or more of the corporation's stock, or 20% or more of the corporation's stock in the case of insurance companies, investment companies, bank trust departments and certain other passive investors that hold the stock for investment purposes only, generally are attributed with ownership of whatever radio stations, television stations and daily newspapers the corporation owns.

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

     The FCC recently revised its attribution rules to eliminate its cross-interest policy, which generally precluded a party with an attributable interest in one media outlet from also holding certain significant but nonattributable interests in another same-market media entity, such as a joint venture or key employee relationship. In its place, the FCC has adopted a new class of attributable interests under the "equity/debt plus" rule. Under this standard, an interest in excess of 33% of a licensee's total asset value (equity plus debt) will be attributable if the interest holder is either a major program supplier (providing over 15% of a station's total weekly broadcast programming hours) or a same-market media company (including broadcasters, cable operators and newspapers).

     The FCC has also been more aggressive in examining issues of market revenue share concentration when considering radio station acquisitions. The FCC has delayed its approval of several pending radio station purchases by various parties because of market concentration concerns. Moreover, the FCC has recently followed an informal policy of giving specific public notice of its intention to conduct additional ownership concentration analyses and soliciting public comment on the issue of concentration and its effect on competition and diversity in connection with applications for consent to radio station acquisitions, where the proposed transaction would result in one broadcaster controlling at least half of all radio advertising revenue in a market, or two broadcasters controlling 70% or more of market revenue. This policy has resulted in significant delays in action on FCC assignment and transfer applications and has the potential to result in an attempt by the FCC to set applications for hearing, prevent completion of transactions or negotiate modifications to the proposed terms. For a discussion of the effects of this policy on some of our pending transactions, see the discussion above under the heading "Pending Transactions."

     PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the public interest. Licensees are required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC when it evaluates the licensee's renewal application, but such complaints may be filed and considered at any time.

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

     In 1985, the FCC adopted rules regarding human exposures to levels of radio frequency radiation. These rules require applicants for new broadcast stations, renewals of broadcast licenses or modifications of existing licenses to inform the FCC at the time of filing such applications whether a new or existing broadcast facility would expose people to radio frequency radiation in excess of FCC guidelines. In 1997, the FCC imposed more restrictive radiation limits. We anticipate that such regulations will not have a material effect on our business.

     LOCAL MARKETING AGREEMENTS. Over the past several years, a number of radio stations, including several of our stations, have entered into what commonly are referred to as local marketing agreements or time brokerage agreements. These agreements take various forms. Separately-owned and licensed stations may agree to function cooperatively in terms of programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each station maintains independent control over the programming and other operations of its own station. The FCC has held that such agreements do not violate the Communications Act as long as the licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, operations of its broadcast stations and otherwise ensures compliance with applicable FCC rules and policies. Presently, we operate only three stations under local marketing agreements, and two are being so operated pending our acquisition of the stations. We expect that we will begin operating one additional station under a local marketing agreement if we complete a particular pending acquisition.

     A station that brokers substantial time on another station in its market or engages in a local marketing agreement with a station in the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's ownership rules discussed above under the heading "Ownership Matters." As a result, a broadcast station may not enter into a local marketing agreement that allows it to program more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the FCC's local multiple ownership rules. FCC rules also prohibit the broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (that is, AM-AM or FM-FM) where the two stations serve substantially the same geographic area, whether the licensee owns the stations or owns one and programs the other through a local marketing agreement arrangement.

     Another example of a cooperative agreement between separately owned radio stations in the same market is a joint sales agreement, whereby one station sells advertising time in combination, both on itself and on a station under separate ownership. In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement. Currently, joint sales agreements are not considered by the FCC to be attributable, but copies of such agreements must be filed with the FCC.

     PROPOSED CHANGES. Congress and the FCC from time to time have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio stations, and affect our ability to acquire additional radio stations or finance such acquisitions. Such matters include:

     - proposals to impose spectrum use or other fees on FCC licensees, the FCC's equal employment opportunity rules and matters relating to political broadcasting,

     - technical and frequency allocation matters,

     - proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio,

     - changes in the FCC's multiple ownership and cross-ownership policies,

     - changes to broadcast technical requirements,

     - proposals to allow telephone or cable television companies to deliver audio and video programming to the home through existing phone or other communication lines, and

     - proposals to limit the tax deductibility of advertising expenses by advertisers.

     In January 1995, the FCC adopted rules to allocate spectrum for satellite digital audio radio service. Satellite digital audio radio service systems potentially could provide for regional or nationwide distribution of radio programming with fidelity comparable to compact discs. The FCC has issued two authorizations to launch and operate satellite digital audio radio service. The FCC also has undertaken an inquiry into the terrestrial broadcast of digital audio radio service signals, addressing, among other things, the need for spectrum outside the existing FM band and the role of existing broadcasters.

     The FCC has adopted rules to license new 100 watt and 10 watt low-power FM radio stations. These stations would have a service radius of approximately one to three miles. This licensing process commenced in March 2000. The FCC has authorized an additional 100 kHz of bandwidth for the AM band and on March 17, 1997, adopted an allotment plan for the expanded band which identified the 88 AM radio stations selected to move into the band. At the end of a five-year transition period, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

     We cannot predict whether any proposed changes will be adopted or what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

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

     For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules promulgated thereunder, require the parties to file Notification and Report Forms with the Federal Trade Commission and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition. During the initial 30-day period after the filing, the agencies decide which of them will investigate the transaction. If the investigating agency determines that the transaction does not raise significant antitrust issues, then it will either terminate the waiting period or allow it to expire after the initial 30 days. On the other hand, if the agency determines that the transaction requires a more detailed investigation, then, at the conclusion of the initial 30-day period, it will issue a formal request for additional information. The issuance of a formal request extends the waiting period until the 20th calendar day after the date of substantial compliance by all parties to the acquisition. Thereafter, such waiting period may only be extended by court order or with the consent of the parties. In practice, complying with a formal request can take a significant amount of time. In addition, if the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including but not limited to persuading the agency that the proposed acquisition would not violate the antitrust laws, restructuring the proposed acquisition, divestiture of other assets of one or more parties, or abandonment of the transaction. Such discussions and negotiations can be time consuming, and the parties may agree to delay completion of the acquisition during their pendency.

     At any time before or after the completion of a proposed acquisition, the Federal Trade Commission or the Department of Justice could take such action under the antitrust laws as it considers necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets we own. Acquisitions that are not required to be reported under the Hart-Scott-Rodino Act may be investigated by the Federal Trade Commission or the Department of Justice under the antitrust laws before or after completion. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

     We received early termination of the applicable waiting period under the Hart-Scott-Rodino Act for the pending acquisition of Bloomington Broadcasting Holdings, Inc. and the pending acquisition of radio stations from Broadcasting Partners Holdings, L.P. We are awaiting termination of the applicable waiting period for the pending acquisition of stations in Michigan from Liggett Broadcast, Inc. and certain of its affiliates. In February 2000, we received a request for additional information and documents from the Department of Justice relating to stations in Saginaw/Bay City/Midland, Michigan. As discussed above, this request extends the waiting period under the Hart-Scott-Rodino Act for a period of 20 days after receipt by the Department of Justice of the information and documents requested from all parties from whom such information and documents have been requested.

     As part of its increased scrutiny of radio station acquisitions, the Department of Justice has stated publicly that it believes that commencement of operations under local marketing agreements, joint sales agreements and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the Hart-Scott-Rodino Act could violate the Hart-Scott-Rodino Act. In connection with acquisitions subject to the waiting period under the Hart-Scott-Rodino Act, we will not commence operation of any affected station to be acquired under a local marketing agreement or similar agreement until the waiting period has expired or been terminated.

     We received a civil investigative demand from the Antitrust Division of the Department of Justice addressing our acquisition of KRST-FM in Albuquerque, New Mexico. This matter remains open. See the discussion below under the heading "Risk Factors" and in Item 3, Legal Proceedings.

TRADEMARKS

     We own a number of trademarks and service marks, including the federally registered marks Cat Country, Supertalk and the Cat Country logo. We also own a number of marks registered in various states. We consider such trademarks and service marks to be important to our business. See the discussion above under the heading "Operating Strategy" and the subheading "Targeted Programming."

SEASONALITY

     Our revenue varies throughout the year. As is typical in the radio broadcasting industry, the first calendar quarter generally produces the lowest revenue, and the fourth quarter generally produces the highest revenue.

ENVIRONMENTAL MATTERS

     As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures of funds.

EMPLOYEES

     At March 1, 2000, we employed approximately 1,970 persons. None of these employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

     We employ several on-air personalities with large loyal audiences in their respective markets. We generally enter into employment agreements with these personalities to protect our interests in those relationships that we believe to be valuable. The loss of one of these personalities could result in a short-term loss of audience share, but we do not believe that any such loss would have a material adverse effect on our financial condition or results of operations.

RISK FACTORS

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

     We have a significant amount of indebtedness. Our large amount of debt could significantly impact our business because, among other things, it:

     - requires us to dedicate a substantial portion of our operating cash flow to pay interest expense, which reduces funds available for operations, future business opportunities and other purposes,

     - limits our ability to obtain additional financing, if we need it, for working capital, capital expenditures, acquisitions, debt service requirements or other purposes,

     - inhibits our ability to compete with competitors who are less leveraged than we are, and

     - restrains our ability to react to changing market conditions, changes in our industry and economic downturns.

     As of December 31, 1999, we had:

     - outstanding total debt of approximately $356.9 million, excluding the discount on our 10 1/4% Senior Subordinated Notes due 2007 and our 9 1/4% Senior Subordinated Notes due 2008,

     - 13 1/4% Exchangeable Preferred Stock with an aggregate liquidation preference of approximately $85.4 million, and

     - shareholders' equity of approximately $219.2 million.

     For more information about our indebtedness, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources."

     ABILITY TO SERVICE DEBT--IN ORDER TO SERVICE OUR DEBT, WE REQUIRE A SIGNIFICANT AMOUNT OF CASH. HOWEVER, OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS WHICH ARE BEYOND OUR CONTROL.

     Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to satisfy our debt obligations. If in the future we cannot generate sufficient cash flow from operations to meet our obligations, we may need to refinance our debt, obtain additional financing, delay planned acquisitions and capital expenditures or sell assets. Any of these actions could adversely affect the value of our common stock. We cannot assure you that we will generate sufficient cash flow or be able to obtain sufficient funding to satisfy our debt service requirements.

     RESTRICTIONS IMPOSED ON US BY OUR DEBT INSTRUMENTS--OUR EXISTING DEBT INSTRUMENTS CONTAIN RESTRICTIONS AND LIMITATIONS WHICH COULD SIGNIFICANTLY IMPACT OUR ABILITY TO OPERATE OUR BUSINESS.

     The covenants in our credit facility and the agreements governing our other outstanding debt and preferred stock restrict, among other things, our ability to incur additional debt, make particular types of investments or other restricted payments, swap or sell assets or merge or consolidate. A breach of any of the covenants contained in the credit facility could allow the lenders to declare all amounts outstanding under the credit facility to be immediately due and payable. In addition, the lenders under the credit facility could proceed against the collateral granted to them to secure that indebtedness. Citadel Communications has pledged the outstanding shares of our common stock owned by it to secure its guarantee of the credit facility. If the amounts outstanding under the credit facility are accelerated, we cannot assure you that our assets will be sufficient to repay amounts due under the credit facility and other outstanding debt obligations.

     The credit facility requires us to obtain our banks' consent before making capital expenditures that exceed the amount permitted by the credit facility and before making acquisitions that do not meet applicable tests under the credit facility. The credit facility also requires us to maintain specific financial ratios and satisfy financial condition tests. Events beyond our control could affect our ability to meet those financial ratios and condition tests, and we cannot assure you that we will do so.

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

     For more information about our indebtedness, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources."

     HISTORY OF NET LOSSES--WE HAVE A HISTORY OF NET LOSSES WHICH WE EXPECT TO CONTINUE THROUGH AT LEAST 2000.

     We had a net loss of $8.9 million and $3.9 million for the years ended December 31, 1999 and 1998, respectively. The primary reasons for these losses are significant charges for depreciation and amortization relating to the acquisition of radio stations and interest charges on our outstanding debt. If we acquire additional stations, these charges will probably increase. We expect to continue to experience net losses through at least 2000.

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

     We intend to grow by acquiring radio stations in mid-sized markets. However, our acquisition strategy may not increase our cash flow or yield other anticipated benefits because this strategy is subject to a number of other risks, including:

     - failure or unanticipated delays in completing acquisitions due to difficulties in obtaining regulatory approval,

     - failure of certain of our acquisitions to prove profitable or for the station or stations acquired to generate cash flow,

     - difficulty in integrating the operations, systems and management of our acquired stations,

     - diversion of management's attention from other business concerns,

     - loss of key employees of acquired stations,

     - increases in prices for radio stations due to increased competition for acquisition opportunities, and

     - inability to obtain any required financing for acquisitions on terms favorable to us or at all.

     We compete and expect to continue to compete with other buyers for the acquisition of radio stations. Some of those competitors have greater financial and other resources than we do. We may also find fewer acceptable acquisition opportunities in the future.

     In addition, our credit facility permits us to make acquisitions of radio stations without the consent of our banks under the credit facility only if we maintain the financial ratios and financial condition tests specified in the credit facility. Consequently, we may experience difficulties in pursuing our acquisition strategy.

     POTENTIAL DIFFICULTIES IN COMPLETING PENDING AND FUTURE TRANSACTIONS DUE TO GOVERNMENTAL REVIEW--ANTITRUST LAW AND OTHER REGULATORY CONSIDERATIONS COULD PREVENT OR DELAY OUR STRATEGY TO EXPAND OUR BUSINESS AND INCREASE REVENUE.

     The completion of several of our pending transactions is, and future transactions we may consider will likely be, subject to the notification filing requirements, applicable waiting periods and possible review by the United States Department of Justice or the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. All of our pending and future radio station acquisitions and dispositions will be subject to the license transfer approval process of the Federal Communications Commission. Review by the Department of Justice or the Federal Trade Commission may cause delays in completing transactions and, in some cases, result in attempts by these agencies to prevent completion of transactions or negotiate modifications to the proposed terms. Review by the FCC, particularly review of concentration of market revenue share, may also cause delays in completing transactions. Any delay, prohibition or modification could adversely affect the terms of a proposed transaction or could require us to abandon an otherwise attractive opportunity.

     For a discussion of the delays we are experiencing in connection with some of our pending acquisitions because of Department of Justice review and the FCC's license transfer approval process, see "Pending Transactions" above.

     IMPORTANCE OF CERTAIN MARKETS--A DOWNTURN IN ANY OF OUR KEY MARKETS COULD ADVERSELY AFFECT OUR REVENUE AND CASH FLOW.

     Our Albuquerque, Providence, Salt Lake City, Little Rock, Modesto and Colorado Springs markets are particularly important for our financial well-being. A significant decline in net broadcasting revenue from our stations in these markets could have a material adverse effect on our operations and financial condition. To illustrate, our radio stations in these markets generated the following percentages of our total net broadcasting revenue and broadcast cash flow in 1999:

           MARKET             % OF NET BROADCASTING REVENUE    % OF BROADCAST CASH FLOW
           ------             -----------------------------    ------------------------
Albuquerque.................              11.0%                          11.8%
Providence..................               9.9                            9.2
Salt Lake City..............               9.2                            8.0
Little Rock.................               6.1                            4.6
Modesto.....................               5.8                            8.3
Colorado Springs............               5.7                            7.3

     In 1996, we received a civil investigative demand from the Department of Justice concerning our acquisition of all of the assets of KRST-FM in Albuquerque, New Mexico on October 9, 1996. The demand requested written answers to interrogatories and the production of documents concerning the radio station market in Albuquerque, in general, and the KRST acquisition, in particular, to enable the Department of Justice to determine, among other things, whether the KRST acquisition would result in excessive concentration in the market. We responded to the demand. The Department of Justice requested supplemental information in 1997, to which we also responded. This matter remains open. If the Department of Justice were to proceed with and successfully challenge the KRST acquisition, we may be required to divest one or more radio stations in Albuquerque. See Item 3, Legal Proceedings.

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

     Our radio stations face heavy competition from other radio stations in each market for audience share and advertising revenue. We also compete with other media such as television, newspapers, direct mail and outdoor advertising for advertising revenue. A decrease in either audience share or advertising revenue could result in decreased cash flow, which could impair our ability to, among other things, service our debt obligations. The radio broadcasting industry is also facing competition from new media technologies that are being developed such as the following:

     - audio programming by cable television systems, direct broadcasting satellite systems and other digital audio broadcasting formats,

     - satellite-delivered digital audio radio service, which could result in the introduction of several new satellite radio services with sound quality equivalent to that of compact discs, and

     - in-band-on-channel digital radio, which could provide digital radio services in the same frequency range currently occupied by traditional AM and FM radio services.

     We cannot predict either the extent to which such competition will materialize or, if such competition materializes, the extent of its effect on our business. The Internet has also created a new form of competition.

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

     For a discussion of radio licensing, see the discussion above in this Item 1 under the heading "Federal Regulation of Radio Broadcasting" and the subheading "License Grant and Renewal."

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

     For a more detailed discussion of these ownership limitations and their impact on our business, see the discussion above in this Item 1 under the heading "Federal Regulation of Radio Broadcasting" and the subheading "Ownership Matters."

ITEM 2.  PROPERTIES

     The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

     We currently own studio facilities and transmitter and antenna sites in various locations. We expect to acquire additional real estate in connection with our pending acquisitions. We lease our remaining studio and office facilities, including office space in Las Vegas, Nevada and Wexford, Pennsylvania which is not related to the operations of a particular station, and we lease our remaining transmitter and antenna sites. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

     No one property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations. Nonetheless, we continually look for opportunities to upgrade our properties and intend to upgrade studios, office space and transmission facilities in several markets.

     Substantially all of our properties and equipment serve as collateral for our obligations under our credit facility. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources."

ITEM 3.  LEGAL PROCEEDINGS

     We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect on us.

     We received civil investigative demands from the Department of Justice pursuant to which the Department of Justice requested information from us to determine whether we violated particular antitrust laws. One investigative demand was issued on September 27, 1996 and concerns our acquisition of all of the assets of KRST-FM in Albuquerque, New Mexico on October 9, 1996. The demand requested written answers to interrogatories and the production of documents concerning the radio station market in Albuquerque, in general, and the KRST acquisition, in particular, to enable the Department of Justice to determine, among other things, whether the KRST acquisition would result in excessive concentration in the market. We responded to the demand. The Department of Justice requested supplemental information on January 27, 1997, to which we also responded. This matter remains open. If the Department of Justice were to proceed with and successfully challenge the KRST acquisition, we may be required to divest one or more radio stations in Albuquerque.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The only outstanding common equity of Citadel Broadcasting is its common stock, par value $.001 per share. There is no established trading market for our common stock. All shares of our common stock which are currently issued and outstanding are owned by our parent, Citadel Communications.

     We have never declared or paid any cash dividends on our common stock. The terms of the various documents governing our indebtedness and our exchangeable preferred stock impose significant restrictions on the payment of dividends on our common stock. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected consolidated historical financial data presented below as of and for each of the years ended December 31, 1995, 1996, 1997, 1998 and 1999 are derived from the consolidated financial statements of Citadel Broadcasting. These consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. Our consolidated financial statements as of December 31, 1998 and 1999 and for each of the years in the three-year period ended December 31, 1999 and the independent auditors' report on those consolidated financial statements, are included elsewhere in this report. Our financial results are not comparable from year to year because of the acquisition and disposition of various radio stations. As you review the information contained in the following table, you should note the following:

      -- Interest Expense. Interest expense includes debt issuance costs and debt discount amortization of approximately $132,000, $163,000, $441,000, $717,000 and $1,849,000 for the years ended December 31,
          1995, 1996, 1997, 1998 and 1999, respectively.

      -- Extraordinary Loss. On October 9, 1996, we repaid our long-term debt of $31.3 million, payable to a financial institution, and a note payable to a related party of $7.0 million. The early retirement of the long-term debt resulted in a $1.8 million extraordinary loss due to prepayment premiums and the write-off of debt issuance costs.

      -- Cash Dividends. We have never declared cash dividends on our common stock.

      -- Income (Loss) From Discontinued Operations, Net of Tax. In December 1999, we decided to discontinue the operations of our internet service provider. The discontinued operations, net of tax have been separately identified for all years in which we operated the internet service provider.

      -- Net Loss Per Common Share. Basic and diluted net loss per common share are the same for all periods presented due to our net losses.

      -- Other Income, Net. Other income includes gain/(loss) on sales of radio stations and property and equipment of approximately $707,000, $(2,000), $0, $1,045,000 and $(1,208,000) for the years ended December
          31, 1995, 1996, 1997, 1998 and 1999, respectively.

     The selected consolidated historical financial data below should be read in conjunction with, and is qualified by reference to, Citadel Broadcasting's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                         YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------
                                         1995        1996        1997         1998         1999
                                       ---------   ---------   ---------   ----------   ----------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
STATEMENT OF OPERATIONS
DATA:
Net broadcasting revenue.............  $  34,112   $  45,413   $  89,249   $  133,312   $  178,495
Station operating expenses...........     26,832      33,232      64,764       91,845      115,312
Depreciation and amortization........      4,891       5,158      14,460       25,970       35,749
Corporate general and
  administrative.....................      2,274       3,248       3,530        4,295        7,010
Non-cash deferred compensation.......         --          --          --           74        1,727
                                       ---------   ---------   ---------   ----------   ----------
Operating income.....................        115       3,775       6,495       11,128       18,697
Interest expense.....................      5,242       6,155      12,304       18,126       25,385
Other income, net....................        781         414         450        1,651          388
                                       ---------   ---------   ---------   ----------   ----------
Loss before income taxes,
  extraordinary item and discontinued
  operations.........................     (4,346)     (1,966)     (5,359)      (5,347)      (6,300)
Income tax benefit...................         --          --        (770)      (1,395)      (1,647)
                                       ---------   ---------   ---------   ----------   ----------
Loss before extraordinary item and
  discontinued operations............     (4,346)     (1,966)     (4,589)      (3,952)      (4,653)
Extraordinary loss...................         --      (1,769)         --           --           --
Income (loss) from discontinued
  operations, net of tax.............         --          --        (102)          21       (4,275)
                                       ---------   ---------   ---------   ----------   ----------
Net loss.............................  $  (4,346)  $  (3,735)  $  (4,691)  $   (3,931)  $   (8,928)
Dividend requirement for exchangeable
  preferred stock....................         --          --       6,633       14,586       14,103
                                       ---------   ---------   ---------   ----------   ----------
Net loss applicable to common
  shares.............................  $  (4,346)  $  (3,735)  $ (11,324)  $  (18,517)  $  (23,031)
                                       =========   =========   =========   ==========   ==========
Basic and diluted net loss per common
  share..............................  $    (109)  $     (93)  $    (283)  $     (463)  $     (541)
Weighted average common shares
  outstanding........................     40,000      40,000      40,000       40,000       42,589

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1995       1996       1997       1998       1999
                                           -------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents................  $ 1,005   $  1,588   $  7,685   $102,655   $ 17,981
Working capital (deficiency).............    2,928     (4,195)    22,593    153,000     54,777
Intangible assets, net...................   15,093     51,802    268,690    266,446    538,664
Total assets.............................   37,372    102,244    344,172    471,768    716,613
Long-term debt (including current
  portion)...............................   43,046     91,072    189,699    211,299    345,867
Exchangeable preferred stock.............       --         --    102,010    116,775     85,362
Shareholders' equity (deficit)...........   (9,249)     5,999     16,132    103,963    219,209

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Citadel Broadcasting Company was formed August 21, 1991 as a Nevada corporation. Citadel License, Inc. was a wholly owned subsidiary of Citadel Broadcasting Company. On December 28, 1999, Citadel License was merged into Citadel Broadcasting. Citadel Broadcasting owns and operates radio stations and holds FCC licenses in Arkansas, California, Colorado, Idaho, Indiana, Louisiana, Maine, Massachusetts, Michigan, Nevada, New Hampshire, New Mexico, New York, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Utah and Washington.

     In addition, Citadel Broadcasting owns and operates an internet service provider, offering its subscribers a variety of services, including electronic mail and access to the internet. In December 1999, Citadel Broadcasting decided to discontinue its internet service operations.

     General economic conditions have an impact on our business and financial results. From time to time the markets in which we operate experience weak economic conditions that may negatively affect our revenue. However, we believe that this impact is somewhat mitigated by our diverse geographical presence. In addition, our financial results are also dependent on a number of factors, including the general strength of the local and national economies, population growth, the ability to provide popular programming, local market and regional competition, relative efficiency of radio broadcasting compared to other advertising media, signal strength and government regulation and policies.

     In the following analysis, we discuss our broadcast cash flow. The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow. The two components of broadcast cash flow are gross revenue, net of agency commissions, and operating expenses, excluding depreciation and amortization, corporate general and administrative expenses and non-cash and non-recurring charges. Broadcast cash flow assists in comparing performance on a consistent basis across companies without regard to depreciation and amortization, which can vary significantly depending on accounting methods, particularly when acquisitions are involved. Earnings before interest, taxes, depreciation and amortization, or EBITDA, consist of operating income (loss) before depreciation and amortization. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, we believe that they are useful to an investor in evaluating our company because they are measures widely used in the broadcasting industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles as a measure of liquidity or profitability.

     The principal source of our revenue is the sale of broadcasting time on our radio stations for advertising. As a result, our revenue is affected primarily by the advertising rates our radio stations charge. Correspondingly, the rates are based upon a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic Arbitron Radio Market Reports. The number of advertisements that can be broadcast without jeopardizing listening levels, and the resulting ratings, is limited in part by the format of a particular station. Each of our stations has a general pre-determined level of on-air inventory that it makes available for advertising, which may be different at different times of the day and tends to remain stable over time. Much of our selling activity is based on demand for our radio stations' on-air inventory and, in general, we respond to this demand by varying prices rather than by changing the available inventory.

     In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services, such as other media advertising, travel or lodging, in lieu of cash. In order to preserve most of our on-air inventory for cash advertising, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have generally sold over 90% of our advertising time for cash, although this percentage may fluctuate by quarter. In addition, it is our general policy not to preempt advertising announcements paid for in cash with advertising announcements paid for in trade. We include trade or barter amounts in our net broadcasting revenue.

     Our revenue varies throughout the year. As is typical in the radio broadcasting industry, the first calendar quarter generally produces the lowest revenue, and the fourth quarter generally produces the highest revenue.

     The primary operating expenses incurred in the ownership and operation of radio stations include employee salaries and commissions, programming expenses and advertising and promotional expenses. We strive to control these expenses by working closely with local station management. We also incur, and will continue to incur, significant depreciation, amortization and interest expense as a result of completed and anticipated future acquisitions of stations, and existing and future borrowings.

     In December 1999, we decided to discontinue the operations of our internet service provider. As a result of this decision, we have adopted a plan for the disposition by sale of the internet service provider. This plan includes the sale of subscribers and all related internet equipment. We are currently in negotiations with other internet service providers and anticipate finalizing the sale by the end of the second quarter of 2000. However, there can be no assurance that the sale will be completed as anticipated.

     Our internet service provider recorded gross revenue and net income (loss) of $4.5 million and $(4.3) million, respectively, for the year ended December 31, 1999 and $2.1 million and $0.02 million, respectively, for the year ended December 31, 1998. The operations of the internet service provider have been segregated and presented as discontinued operations, net of tax, in the consolidated financial statements. The net loss for 1999 from discontinued operations includes an estimate of operational losses for 2000 of approximately $0.6 million.

     In 1999, our radio stations derived approximately 81% of their net broadcasting revenue from local and regional advertising in the markets in which they operate, and the remainder resulted principally from the sale of national advertising. Local and regional advertising is sold primarily by each station's sales staff. To generate national advertising sales, we engage a national advertising representative firm. We believe that the volume of national advertising revenue tends to adjust to shifts in a station's audience share position more rapidly than does the volume of local and regional advertising revenue. Therefore, we focus on sales of local and regional advertising. During the year ended December 31, 1999 and 1998, no single advertiser accounted for more than 10% of our net broadcasting revenue.

     Our advertising revenue is typically collected within 120 days of the date on which the related advertisement is aired. Most accrued expenses, however, are paid within 45 to 60 days. As a result of this time lag, working capital requirements have increased as we have grown and will likely increase in the future.

     Historically, we have generated net losses primarily as a result of significant charges for depreciation and amortization relating to the acquisition of radio stations and interest charges on outstanding debt. We amortize FCC licenses and goodwill attributable to the acquisition of radio stations over a 15-year period. Based upon the large number of acquisitions that were consummated within the last two years, we anticipate that depreciation and amortization charges will continue to be significant for several years. To the extent that we complete additional acquisitions, our depreciation and amortization charges are likely to increase. We expect that we will continue to incur net losses through at least 2000.

     We consolidate the operations of stations operated under local marketing agreements. The Emerging Issues Task Force is reviewing the accounting method for contractual management arrangements and may determine that consolidation is appropriate only if certain requirements for controlling financial interest are met. Because the provisions of our existing local marketing agreement do not meet the proposed control requirements, if the

Emerging Issues Task Force proposal is approved as drafted, consolidation of the station operated under the local marketing agreement may no longer be appropriate.

RESULTS OF OPERATIONS

     Our consolidated financial statements tend not to be directly comparable from period to period due to acquisition activity. Our acquisitions during the year ended December 31, 1999 and 1998, all of which have been accounted for using the purchase method of accounting, and the results of operations of which have been included since the date of acquisition, were as follows:

     1998 Acquisitions and Dispositions. WEMR-AM and WEMR-FM in Wilkes-Barre/Scranton, Pennsylvania were acquired on January 2, 1998. KQFC-FM, KKGL-FM and KBOI-AM in Boise, Idaho were acquired on February 12, 1998. WCTP-FM, WCTD-FM and WKJN-AM in Wilkes-Barre/Scranton, Pennsylvania were acquired on March 26, 1998. KIZN-FM and KZMG-FM in Boise, Idaho were acquired on April 21, 1998. On July 7, 1998, we sold WEST-AM in Allentown, Pennsylvania, in connection with a prior acquisition. We also sold all of our stations in the Quincy, Illinois market on October 7, 1998. KAAY-AM in Little Rock, Arkansas was acquired on November 17, 1998. In conjunction with this acquisition, we sold KRNN-AM in Little Rock, Arkansas. Digital Planet, L.C., Internet Technology Systems, Inc., In Quo, The Johnson Connection, LLC and the Friendly Net, LLC, all in Salt Lake City, Utah, were acquired on September 18, 1998, September 29, 1998, October 15, 1998, October 26, 1998 and December 8, 1998, respectively.

     1999 Acquisitions and Dispositions. WBHT-FM in Wilkes-Barre/Scranton, Pennsylvania was acquired on January 4, 1999. Prior to the acquisition, we had operated WBHT-FM under a local marketing agreement since July 3, 1997. On February 9, 1999 we acquired the assets of 62nd Street Broadcasting of Saginaw, LLC. The acquisition of these assets included five FM radio stations and one AM radio station in Saginaw/Bay City, Michigan. WHYL-AM/FM in Carlisle, Pennsylvania were acquired on February 17, 1999. On March 17, 1999, we acquired all of the outstanding shares of capital stock of Citywide Communications, Inc. and all of the outstanding warrants to acquire shares of capital stock of Citywide. In connection with the acquisition, we acquired six FM and three AM radio stations in the Baton Rouge and Lafayette, Louisiana markets. On April 30, 1999, we purchased KVOR-AM and KTWK-AM in Colorado Springs, Colorado and KEYF-AM/FM in Spokane, Washington. In addition, we exchanged KKLI-FM for KSPZ-FM in Colorado Springs. On May 3, 1999, we acquired WKQV-FM in Wilkes-Barre/Scranton, Pennsylvania and KWHK-FM in Spokane. On June 30, 1999, we acquired substantially all of the assets of Wicks Broadcast Group Limited Partnership and related entities. The acquisition of these assets included ten FM and six AM radio stations serving the Charleston, South Carolina; Binghamton, New York; Muncie, Indiana and Kokomo, Indiana markets. On August 31, 1999, we acquired all of the outstanding shares of capital stock of Fuller-Jeffrey Broadcasting Companies, Inc. In connection with the acquisition, we acquired ten FM radio stations in Portsmouth, New Hampshire and Portland, Maine. On November 1, 1999 we acquired KOOJ-FM in Baton Rouge, Louisiana and on November 9, 1999, we sold substantially all of the assets of our 18 FM and seven AM radio stations in Eugene and Medford, Oregon; Tri-Cities, Washington; Billings, Montana; and Johnstown and State College, Pennsylvania. On December 23, 1999, we acquired four FM radio stations and one AM radio station in Oklahoma City, Oklahoma. Brainiac Services, Inc., an internet service provider in Riverside, Rhode Island, was acquired on March 1, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net Broadcasting Revenue. Net broadcasting revenue increased $45.2 million or 33.9% to $178.5 million for the year ended December 31, 1999 from $133.3 million for the year ended December 31, 1998, primarily due to the inclusion of revenue from the acquisition of radio stations acquired in 1999. Barter revenue, which is included in net broadcasting revenue, increased $7.3 million to $18.3 million for the year ended December 31, 1999 from $11.0 million for the year ended December 31, 1998. For stations owned and operated over the comparable period in 1999 and 1998, net broadcasting revenue improved $18.0 million or 15.9% to $131.1 million in 1999 from $113.1 million in 1998, primarily due to increased ratings and improved selling efforts.

     Station Operating Expenses. Station operating expenses increased $23.5 million or 25.6% to $115.3 million for the year ended December 31, 1999 from $91.8 million for the year ended December 31, 1998. Barter expenses, which are included in station operating expenses, increased $2.2 million to $11.7 million for the year ended December 31, 1999 from $9.5 million for the year ended December 31, 1998. The increase in station operating expenses was primarily attributable to the inclusion of station operating expenses of the radio station acquisitions completed in 1999.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $21.7 million or 52.3% to $63.2 million for the year ended December 31, 1999 from $41.5 million for the year ended December 31, 1998. For stations owned and operated over the comparable periods in 1999 and 1998, broadcast cash flow increased $9.8 million or 25.9% to $47.6 million in 1999 from $37.8 million in 1998. As a percentage of net broadcasting revenue, broadcast cash flow improved to 35.4% for the year ended December 31, 1999 compared to 31.1% for the year ended December 31, 1998.

     Corporate General and Administrative Expenses (Includes Non-Cash Deferred Compensation). Corporate general and administrative expenses increased $4.3 million or 97.7% to $8.7 million for the year ended December 31, 1999 from $4.4 million for the year ended December 31, 1998. The increase was due primarily to a $1.7 million increase in non-cash deferred compensation related to stock options as well as an increase in staffing levels and associated costs needed to support our growth, increased professional fees and expenses due to public company reporting requirements and costs incurred in unsuccessful acquisitions.

     EBITDA. As a result of the factors described above, EBITDA increased $17.3 million or 46.6% to $54.4 million for the year ended December 31, 1999 from $37.1 million for the year ended December 31, 1998.

     Depreciation and Amortization. Depreciation and amortization expense increased $9.8 million or 37.7% to $35.8 million for the year ended December 31, 1999 from $26.0 million for the year ended December 31, 1998, primarily due to radio station acquisitions completed during 1999.

     Interest Expense. Interest expense increased approximately $7.3 million or 40.3% to $25.4 million for the year ended December 31, 1999 from $18.1 million for the year ended December 31, 1998, primarily due to interest expense associated with our 9 1/4% Senior Subordinated Notes issued on November 19, 1998.

     Loss (Gain) on Sale of Assets. The loss on sale of assets in 1999 of $1.2 million resulted primarily from the loss on the sale of 25 radio stations in six markets in November 1999 and the loss on the sale of certain real estate of approximately $.9 million and $.3 million, respectively. The gain on sale of assets in 1998 resulted primarily from the gain on the sale of four radio stations in Quincy, Illinois aggregating approximately $1.3 million, offset by certain other dispositions of assets resulting in losses.

     Income Tax Benefit. The income tax benefit in 1999 and 1998 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in the tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions, offset by federal alternative minimum tax and state tax expense. The increase in the net tax benefit of $.3 million when comparing the year ended December 31, 1999 to 1998 is due to the stock acquisitions completed in 1999 offset by increased federal alternative minimum tax and state tax expense.

     Income (Loss) From Discontinued Operations, Net of Tax. The increase in losses from discontinued operations of $4.3 million when comparing the year ended December 31, 1999 to 1998 is primarily due to increased local and long distance telephone charges, losses from customer accounts, sales and technical outsourcing costs and estimated operating losses of approximately $.6 million to be incurred in the year 2000 until the subscribers and equipment are sold and the operations are discontinued.

     Net Loss. Net loss increased $5.0 million or 128.2% to $8.9 million for the year ended December 31, 1999 from $3.9 million for the year ended December 31, 1998. This increase in loss is primarily due to the increase in loss from discontinued operations of $4.3 million.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Broadcasting Revenue. Net broadcasting revenue increased $44.1 million or 49.4% to $133.3 million for the year ended December 31, 1998 from $89.2 million for the year ended December 31, 1997. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1998 provided $6.3 million of the increase. Barter revenue, which is included in net broadcasting revenue, increased $3.6 million to $11.0 million for the year ended December 31, 1998 from $7.4 million for the year ended December 31, 1997. For stations owned and operated over the comparable periods in 1998 and 1997, net broadcasting revenue improved $39.3 million or 64.3% to $100.4 million in 1998 from $61.1 million in 1997, primarily due to increased ratings and improved selling efforts.

     Station Operating Expenses. Station operating expenses increased $27.0 million or 41.7% to $91.8 million for the year ended December 31, 1998 from $64.8 million for the year ended December 31, 1997. Barter expenses, which are included in station operating expenses, increased $2.4 million to $9.5 million for the year ended December 31, 1998 from $7.1 million for the year ended December 31, 1997. The increase in station operating expenses was primarily attributable to the inclusion of station operating expenses of the radio station acquisitions and the local marketing agreements entered into during 1998.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $17.0 million or 69.4% to $41.5 million for the year ended December 31, 1998 from $24.5 million for the year ended December 31, 1997. As a percentage of net broadcasting revenue, broadcast cash flow improved to 31.1% for the year ended December 31, 1998 compared to 27.5% for the year ended December 31, 1997.

     Corporate General and Administrative Expenses (Includes Non-cash Deferred Compensation). Corporate general and administrative expenses increased $0.9 million or 25.7% to $4.4 million for the year ended December 31, 1998 from $3.5 million for the year ended December 31, 1997. The increase was due primarily to an increase in staffing levels needed to support our growth.

     EBITDA. As a result of the factors described above, EBITDA increased $16.1 million or 76.7% to $37.1 million for the year ended December 31, 1998 from $21.0 million for the year ended December 31, 1997.

     Depreciation and Amortization. Depreciation and amortization expense increased $11.5 million or 79.3% to $26.0 million for the year ended December 31, 1998 from $14.5 million for the year ended December 31, 1997, primarily due to radio station acquisitions completed during 1998 and late 1997.

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

     Income Tax Benefit. The income tax benefit in 1998 and 1997 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in the tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions, offset by federal alternative minimum tax and state tax expense in 1998. For the year ended December 31, 1997, we generated a net loss for both financial reporting and income tax purposes; therefore, no current tax provision was recorded.

     Net Loss. As a result of the factors described above, net loss decreased $1.4 million or 26.4% to $3.9 million for the year ended December 31, 1998 from $5.3 million for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Overview. Recent liquidity needs have been driven by our acquisition strategy. Our principal liquidity requirements are for acquisition financing, debt service, working capital and general and corporate purposes, including capital expenditures. Our acquisition strategy has required, and is expected to continue in the foreseeable future to require, a significant portion of our capital resources. We expect that our debt service within the next twelve months, without regard to future acquisitions, will be approximately $30.8 million, including approximately $21.0 million for interest on our 10 1/4% Senior Subordinated Notes due 2007 and 9 1/4% Senior Subordinated Notes due 2008 and approximately $9.8 million for interest on our credit facility. Our 13 1/4%

Exchangeable Preferred Stock does not require cash dividends through July 1, 2002. We redeemed approximately 35% of the exchangeable preferred stock in August of 1999.

     Citadel Broadcasting and Citadel Communications have financed our past acquisitions through bank borrowings, sales of equity and debt securities, internally generated funds and proceeds from asset sales. We expect that financing for future acquisitions will be provided from the same sources.

     An important factor in management financing decisions is the maintenance of leverage ratios consistent with our long-term growth strategy. We recognize that we may require additional resources or may need to consider modifications to our expansion plans. To the extent we are unable to obtain additional funding, as needed, we have contingency plans, which include curtailing capital expenditure activities, and reducing infrastructure costs associated with expansion and development plans. No assurance can be given that we will be successful in raising additional capital, as needed, achieving profitable results or entering into new markets.

     At December 31, 1999, we held approximately $17.9 million in cash and cash equivalents and had approximately $247.6 million in unborrowed availability under our credit facility. This unborrowed availability has been reduced for outstanding letters of credit of approximately $20.4 million at December 31, 1999.

     Net Cash Provided by Operating Activities. For the twelve months ended December 31, 1999, net cash provided by operating activities increased $1.4 million to $15.4 million from $14.0 million in 1998. This increase is primarily due to the operating activities of the stations acquired in 1999, offset by the operating activities of the discontinued operations.

     Net Cash Used in Investing Activities. For the twelve months ended December 31, 1999, net cash used in investing activities, primarily for station acquisitions, increased $272.0 million to $318.4 million from $46.4 million in 1998. The increase is primarily due to the acquisition of 57 radio stations in 1999, whereas 11 radio stations were acquired in 1998.

     Net Cash Provided by Financing Activities. For the twelve months ended December 31, 1999, net cash provided by financing activities increased $91.0 million to $218.4 million compared to $127.4 million in 1998. This increase is primarily the result of Citadel Communications' stock offering completed on June 25, 1999 and additional borrowings of $132.0 million under the credit facility offset by the partial redemption of exchangeable preferred stock of approximately $51.7 million. Citadel Communications sold 5,000,000 shares of its common stock at $29.25 per share in its June 1999 offering. The proceeds to Citadel Communications from the offering, net of underwriting discounts and commissions, were approximately $140.4 million. On the same date as the stock offering, the net proceeds Citadel Communications received were transferred to the equity of Citadel Broadcasting and used by us to redeem a portion of our exchangeable preferred stock and to fund radio station acquisitions completed in the second and third quarter of 1999.

     2000 Stock Offering. On February 11, 2000, Citadel Communications sold 4,750,000 shares of its common stock at $51.50 per share. The proceeds to Citadel Communications from the offering, net of underwriting discounts and commissions, were approximately $234.8 million. A portion of the proceeds was used to repay a portion of the indebtedness under our credit facility and the remainder will be used to fund our pending acquisitions. For further information about our pending acquisitions, see the discussion below under the heading "Pending Acquisitions and Recently Completed Transactions".

     Credit Facility. On July 3, 1997, we and our then subsidiary, Citadel License, Inc., entered into an amended and restated financing agreement, which originally allowed for revolving loan borrowings up to a maximum of $150.0 million. Pursuant to the agreement, this amount began to reduce quarterly on December 31, 1997. On December 17, 1999, all amounts borrowed under this credit facility were repaid. On December 28, 1999, Citadel License was merged into Citadel Broadcasting.

     On December 17, 1999, we entered into a new credit facility with Credit Suisse First Boston, as the lead arranger, administrative agent and collateral agent, and the lenders named therein, which provides for the making to us by the lenders of term loans at any time during the period from December 17, 1999 to December 15, 2000, in an aggregate principal amount not in excess of $250.0 million and revolving loans at any time and from time to time prior to March 31, 2007 (subject to extension to December 31, 2007), in the aggregate principal amount at any one time outstanding not in excess of $150.0 million. Of the $150.0 million which is available in the form of revolving loans under the revolving credit facility, until March 31, 2000, up to $75.0 million of the revolving credit facility may be made available in the form of letters of credit, and after March 31, 2000, up to $50.0 million of the revolving credit facility may be made available in the form of letters of credit. On February 10, 2000, the credit facility was amended to increase the amount of the facility from $400.0 million to $500.0 million. The $100.0 million increase was allocated $75.0 million to the revolving loans and $25.0 million to the term loans. In addition, we may request up to $300.0 million in additional term loans, which term loans may be made at the sole discretion of the lenders. Of such additional $300.0 million amount, at our request, up to $100.0 million may be in the form of an increase in the $225.0 million revolving credit commitment. The lenders are under no obligation to make such additional $300.0 million available, whether in the form of term loans, revolving loans or otherwise. Amounts borrowed under the credit facility bear interest at a rate equal to an applicable margin (described below) plus either (a) the greater of the prime rate of interest announced from time to time by Credit Suisse First Boston, New York, New York, and the federal funds effective rate in effect from time to time plus 0.5%, or (b) if we so elect, the LIBO rate divided by one minus the eurocurrency reserve requirements prescribed by the Federal Reserve Board or other governmental body in effect from time to time. The applicable margin is expected to range between 0% and 1.5% for the rate discussed in clause (a) above and between 0.75% and 2.5% for the rate discussed in clause (b) above. The interest rate of borrowings in December 1999 and January 2000 has ranged from 7.4% to 9.1%. Citadel Broadcasting and Citadel Communications are currently in compliance in all material respects with the terms of the credit facility.

     Draws may be made under the term loan facility solely to finance a portion of the acquisitions we currently plan, to finance a portion of future permitted acquisitions and to pay related fees and expenses. The amount of any term loans outstanding on December 17, 2002 must be repaid in varying quarterly installments ranging from 3.75% of the amount on March 31, 2003 to 6.25% of the amount on March 31, 2007. In addition, mandatory prepayments must be made under the term loan facility upon the happening of certain events.

     We used the proceeds of a $132.0 million revolving credit loan under the credit facility to refinance our then existing $68.0 million of revolving credit loans under our prior credit facility, to pay transaction expenses incurred in connection with entry into the new credit facility and the refinancing of the indebtedness under the prior credit facility and to fund radio stations acquired in December 1999. Additional draws may be made under the revolving credit facility, subject to the satisfaction of certain conditions, for general corporate purposes, including for working capital, capital expenditures, and to finance a portion of certain acquisitions contemplated by us and for future permitted acquisitions by us. At December 31, 1999, we had approximately $247.6 million available for borrowing under the credit facility. The revolving credit facility must be paid in full on or before March 31, 2007 (subject to extension until December 31, 2007). In addition, mandatory prepayments must be made under the revolving credit facility upon the happening of certain events.

     The letter of credit facility, which is a sub facility of the revolving credit facility, provides for the issuance of letters of credit to be used by us as security for our obligations under agreements entered into in connection with certain radio station acquisitions and for any other purpose related to our business.

     Subject to permitted liens, the credit facility is secured by: (a) a first priority pledge on all of our capital stock other than our exchangeable preferred stock, (b) a first priority security interest in all the existing and after-acquired property of Citadel Communications and Citadel Broadcasting, including, without limitation, accounts, machinery, equipment, inventory, real estate, general intangibles and investment property and (c) all proceeds of the foregoing. The credit facility is also guaranteed by Citadel Communications. The credit facility contains customary events of default. Upon the occurrence of an event of default, with certain limitations, our obligations under the credit facility, which are at that time outstanding, may become accelerated.

     The credit facility contains customary restrictive covenants, which, among other things, and with exceptions, limit our ability to incur additional indebtedness and liens, enter into transactions with affiliates, make acquisitions other than acquisitions permitted under the credit facility, pay dividends, redeem or repurchase capital stock, enter into certain sale and leaseback transactions, consolidate, merge or effect asset sales, issue additional equity, make capital expenditures, make investments, loans or prepayments or change the nature of their business. We are also required to satisfy financial covenants which will require us to maintain specified financial ratios and to comply with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At December 31, 1999, Citadel Communications and Citadel Broadcasting were in compliance with all covenants under the credit facility.

     Maximum Leverage Test. The maximum leverage test requires that Citadel Broadcasting and Citadel Communications not permit the ratio of their total debt as of the last day of the most recently ended quarter to their consolidated EBITDA, as adjusted for permitted acquisitions and dispositions, for the rolling four-quarter period ending as of the last day of such quarter, to be greater than the applicable ratio on that date. The applicable ratio through March 31, 2000 is 7.25x, and it will decline .25x for each quarter thereafter until it has decreased to 4.00x where it will remain.

     Minimum Interest Coverage Test. The minimum interest coverage test requires that Citadel Broadcasting and Citadel Communications not permit the ratio of their consolidated EBITDA for any rolling four-quarter period to their consolidated interest expense for such period, to be less than the applicable ratio on that date. The applicable ratios range from 1.50x through December 31, 2000 to 2.50x beginning October 1, 2002.

     Minimum Fixed Charges Coverage Test. The minimum fixed charges coverage test requires that Citadel Broadcasting and Citadel Communications not permit the ratio of their consolidated EBITDA for any rolling four-quarter period to their fixed charges for such period to be less than 1.25 to 1.00.

     Senior Subordinated Notes. On July 3, 1997, we completed the issuance of $101.0 million of 10 1/4% Senior Subordinated Notes due 2007. Interest is payable semi-annually. The 10 1/4% notes may be redeemed at our option, in whole or in part, at any time on or after July 1, 2002 at the redemption prices set forth in the indenture governing the 10 1/4% notes. In addition, at any time prior to July 1, 2000, we may, at our option, redeem a portion of the 10 1/4% notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 10 1/4% notes), at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption.

     On November 19, 1998, we completed the issuance of $115.0 million of 9 1/4% Senior Subordinated Notes due 2008. Interest is payable semi-annually. The
9 1/4% notes may be redeemed at our option, in whole or in part, at any time on or after November 15, 2003 at the redemption prices set forth in the indenture governing the 9 1/4% notes. In addition, at any time prior to November 15, 2001, we may, at our option, redeem a portion of the 9 1/4% notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 9 1/4% notes), at a redemption price equal to 109.25% of the principal amount thereof, together with accrued and unpaid interest, if any to the date of redemption.

     The indentures governing the 10 1/4% notes and the 9 1/4% notes contain certain restrictive covenants, including limitations which restrict our ability to incur additional debt, incur liens, pay cash dividends, or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. At December 31, 1999 we were in compliance with all covenants under the indentures.

     Exchangeable Preferred Stock. On July 3, 1997, we sold an aggregate of 1,000,000 shares of our 13 1/4% Exchangeable Preferred Stock. Dividends on the exchangeable preferred stock accrue at the rate of 13 1/4% per annum and are payable semi-annually. On or prior to July 1, 2002, dividends are payable in additional shares of exchangeable preferred stock having an aggregate liquidation preference equal to the amount of such dividends, or, at our option, in cash. Thereafter, all dividends will be payable only in cash. To date, we have paid all dividends in additional shares of exchangeable preferred stock. We will be required to redeem the exchangeable preferred stock on July 1, 2009, subject to the legal availability of funds therefore, at a redemption price equal to the liquidation preference thereof, plus accumulated and unpaid dividends, if any, to the date of redemption.

     We may redeem the exchangeable preferred stock, in whole or in part, at our option, at any time on or after July 1, 2002, at declining redemption prices ranging from 107.729% to 101.104%, plus accumulated and unpaid dividends, if any, to the date of redemption.

     On August 2, 1999, we redeemed approximately 35% of our issued and outstanding exchangeable preferred stock. Total shares redeemed were approximately 452,000 at a redemption price of $113.25 per share for a total of approximately $51.2 million. In addition, we paid approximately $0.5 million of accrued dividends on the redeemed shares. Proceeds from Citadel Communications' additional equity investment in Citadel Broadcasting were utilized to complete the redemption.

     The Certificate of Designation governing the exchangeable preferred stock also contains covenants that restrict us from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes and capital expenditures. At December 31, 1999, we were in compliance with all covenants under the Certificate of Designation.

     Pending Acquisitions and Recently Completed Transactions. There are numerous transactions currently pending which, if completed, would result in our purchasing 48 FM and 28 AM radio stations, acquiring the right to operate one additional FM radio station, acquiring the right to sell advertising in the United States for one Canadian FM radio station and selling two AM radio stations. The total cash required to fund our pending acquisitions is expected to be approximately $510.2 million, which amount does not include 200,000 shares of Citadel Communications' common stock valued at $10.1 million that may be delivered in connection with one acquisition. Under certain conditions, we may be required to pay the $10.1 million in cash in lieu of such shares of common stock. In addition, we purchased one FM radio station on February 10, 2000, and we sold 18 FM and seven AM radio stations on November 9, 1999. We received approximately $26.0 million in cash from the completed disposition; however, the cash received from this sale plus interest must be utilized as part of the purchase price for one of our pending acquisitions as we have elected to enter into a like-kind-exchange for federal income tax purposes. The consummation of each of the pending transactions is subject to certain conditions, including the approval of the FCC. Although we believe these closing conditions will be satisfied in each case, there can be no assurance that this will be the case. The pending acquisitions are expected to be funded from funds borrowed under our credit facility, the funds received from the completed disposition and the proceeds received from the recently completed offering of Citadel Communications' common stock.

     Capital Expenditures. We had capital expenditures of approximately $16.6 million for the year ended December 31, 1999 compared to $4.5 million in 1998. This increase is due primarily to the acquisition of a corporate jet, furniture and fixtures related to the relocation of our corporate offices, the purchase of new digital automation systems for certain markets and the construction of a new building in Little Rock, Arkansas. Our other equipment purchases consist primarily of broadcasting equipment and transmission tower upgrades.

     In addition to acquisitions and debt service, our principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount. We believe that cash from operating activities, loans under our credit facility, proceeds from the November 9, 1999 disposition and the proceeds from our recently completed offering of our common stock should be sufficient to permit us to meet our financial obligations and to fund our operations, including completion of our pending acquisitions, for at least the next 12 months, although additional capital resources may be required in connection with any further implementation of our acquisition strategy.

     Year 2000 Matters. The year 2000 computer issue primarily results from the fact that information technology hardware and software systems and other non-information technology products containing embedded microchip processors were originally programmed using a two digit format, as opposed to four digits, to indicate the year. Such programming could cause a system or product failure or other computer errors and a disruption in the operation of such systems and products. The year 2000 issue may persist for some time after January 2000.

     Our internal systems have not experienced any material year 2000 issues. We presently believe that year 2000 issues will not pose significant operational problems for our business going forward. We continue to monitor our operations for year 2000 issues, and we believe that any year 2000 problems, which may arise in our internal systems, will not have a material adverse effect on our business, financial condition or results of operations. However, we cannot assure you that this will be the case.

     We are not aware of any material year 2000 problems encountered by our suppliers and major advertisers to date, but have not obtained or sought confirmations from our suppliers and major advertisers that they did not experience year 2000 problems. Further, we cannot determine the state of their year 2000 readiness on a going-forward basis. We cannot assure you that our suppliers and major advertisers will be successful in ensuring that their systems have been and will continue to be year 2000 compliant or that their failure to do so will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk. During the normal course of business we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and collectibility of accounts receivable. We constantly assess these risks and have established policies and practices to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

     Interest Rate Risk. We may be exposed to interest rate changes under our credit facility, which we maintain to provide liquidity and to fund capital expenditures and acquisitions. We constantly monitor interest rate changes to determine the impact any change will have on our business, financial condition or results of operations. We do not consider our cash and cash equivalents to be subject to interest rate risk due to their short term maturities.

     Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against the risks associated with interest rate fluctuations. Our credit facility bears interest equal to an applicable margin plus a variable rate. For further discussion of our interest rate under the credit facility, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Credit Facility." Our credit facility consists of revolving loans and term loans. The revolving loans mature on March 31, 2007 (subject to extension until December 31, 2007). The term loans are subject to quarterly principle repayments starting in March 2003 and ending December 2007. The quarterly repayments are based on a percentage of the term loan borrowings and the percentage ranges from 3.75% in 2003 to 6.25% in 2007. At December 31, 1999, there was $132.0 million outstanding under the revolving term loan facility at an interest rate of 8.125%. Assuming a hypothetical increase in the interest rate of 10%, the impact on our future earnings for the next year would be approximately $1.1 million of increased interest expense based on $132.0 million of outstanding variable debt.

     In addition, the credit facility requires that no less than 50% of our long-term indebtedness be subject to fixed interest rates. If our total variable debt under the credit facility exceeds this 50% threshold, we will be required to enter into a hedging contract that will convert a portion of the variable rate into a fixed rate. As of December 31, 1999, our fixed rate debt is greater than 50% of our outstanding indebtedness and therefore we have not entered into any interest rate hedging contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Citadel Broadcasting Company's Consolidated Financial Statements, including the notes thereto, and supplementary financial information filed under this Item 8 are listed in Part IV, Item 14, of this report and are included after the signature page beginning at page F-2.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names, ages and positions of the directors and executive officers of Citadel Broadcasting:

        NAME                AGE                               POSITION
        ----                ---                               --------
Lawrence R. Wilson          54        Chief Executive Officer and Chairman
Donna L. Heffner            40        Vice President, Chief Financial Officer and Secretary
D. Robert Proffitt          47        President and Chief Operating Officer
Stuart R. Stanek            44        Vice President
Peter J. Benedetti          36        Vice President
Robert F. Fuller            59        Director
Ike Kalangis                62        Director
Ted L. Snider, Sr.          71        Director
John E. von Schlegell       45        Director

     Lawrence R. Wilson co-founded and was a general partner of Citadel Communications' predecessor, Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership, from 1984 to July 1992 and has been the Chief Executive Officer, President and Chairman of Citadel Communications since it was incorporated in 1993 and Chief Executive Officer and Chairman of the Board of Citadel Broadcasting since it was incorporated in 1991. Mr. Wilson also served as President of Citadel Broadcasting from 1991 to October 1998. From 1974 to 1979, Mr. Wilson was Executive Vice President and General Counsel of Combined Communications Corporation, a national media company, where he handled all acquisitions and mergers and oversaw the broadcast, newspaper and outdoor billboard divisions as a part of a five person management committee. From 1979 to 1986, he was engaged in the private practice of law.

     Donna L. Heffner joined Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership in 1988 as Controller. Ms. Heffner has served as Secretary of Citadel Communications since it was incorporated in 1993 and of Citadel Broadcasting since it was incorporated in 1991. She has served as Chief Financial Officer of Citadel Communications and Citadel Broadcasting since 1993 and 1992, respectively. In January 1997, Ms. Heffner became Vice President of Citadel Communications and Citadel Broadcasting. Ms. Heffner also served as Treasurer of Citadel Communications from 1993 to 1999 and as a director of Citadel Communications for several months in 1993. She served as Treasurer of Citadel Broadcasting from 1991 to 1999 and as a director of Citadel Broadcasting from 1992 to 1993. From 1982 to 1985 and in 1987, she was employed by Price Waterhouse, and in 1986, she was employed by Lowrimore, Warwick & Company as an accountant.

     D. Robert Proffitt joined Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership in 1988 as Vice President -- General Manager of KKFM-FM in Colorado Springs. In 1991, he was appointed Vice President of Citadel Broadcasting, and in 1993, he was appointed Vice President of Citadel Communications. Mr. Proffitt took over as General Manager of Citadel Communications' Albuquerque operations in 1994. Mr. Proffitt served as President of Central Region for Citadel Broadcasting from June 1997 to October 1998, and he became President and Chief Operating Officer of Citadel Broadcasting in October 1998.

     Stuart R. Stanek joined Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership in 1986 as a General Manager of KKFM-FM in Colorado Springs. In 1988, he became General Manager of KBEE-AM/KUBL-FM in Salt Lake City. In 1991, he was appointed Vice President of Citadel Broadcasting, in 1992, he was elected to the Board of Directors of Citadel Broadcasting and in 1993, he was appointed Vice President and elected to the Board of Directors of Citadel Communications. He served as a Director of Citadel Communications and Citadel Broadcasting until August 1996. Mr. Stanek became President of East Region for Citadel Broadcasting in June 1997.

     Peter J. Benedetti joined Citadel Communications in April 1995 as Sales Manager for KMGA-FM in Albuquerque and also became Sales Manager for KHFM-FM in Albuquerque upon Citadel Communications' acquisition of that station in June 1996. From January 1997 to July 1997, Mr. Benedetti was Director of Sales of Citadel Communications' Salt Lake City radio station group, and from July 1997 to October 1998, he served as Vice President and General Manager of that radio station group. In October 1998, Mr. Benedetti became Vice President of Citadel Communications and Vice President and President of the Central Region for Citadel Broadcasting, and in July 1999, he became President of the West Region for Citadel Broadcasting when operations were consolidated into East and West Regions. Prior to joining Citadel Communications, he served as an account executive for Jacor Communications in Denver, Colorado.

     Robert F. Fuller became a director of Citadel Communications and Citadel Broadcasting in November 1999. From 1975 to 1999, he was the President and majority owner of Fuller-Jeffrey Broadcasting Companies, Inc., a ten station radio group purchased by Citadel Broadcasting in August 1999. Mr. Fuller brings over 43 years of radio broadcast experience to Citadel Communications, ranging from on-air and management positions to ownership of over 30 radio stations.

     Ike Kalangis became a director of Citadel Communications and Citadel Broadcasting in May 1999. Mr. Kalangis has over 30 years' experience in the banking industry, most recently, from 1989 until his retirement in 1997, as Chairman, President and Chief Executive Officer of Boatman's Sunwest, Inc., a bank holding company with community banks in New Mexico and Texas, which is now a part of Bank of America.

     Ted L. Snider, Sr. became a director of Citadel Communications and Citadel Broadcasting in November 1997 following Citadel Communications' October 1997 acquisition of Snider Corporation. Mr. Snider had been Chairman of Snider Corporation since its incorporation in 1971. Snider Corporation owned two FM and two AM radio stations, the right to construct an additional FM radio station and the Arkansas Radio Network.

     John E. von Schlegell has served as a member of the Board of Directors of Citadel Communications and Citadel Broadcasting since January 1997. He co-founded and, since 1991, has managed, The Endeavour Capital Fund Limited Partnership, a firm that invests equity capital in privately held businesses throughout the northwest. Prior to 1991, Mr. von Schlegell was a general partner at Golder, Thoma & Cressey, a private equity firm based in Chicago.

BOARD COMPOSITION

     Three of the five persons presently constituting the Board of Directors of Citadel Broadcasting were elected under the terms of a Fourth Amended and Restated Voting Agreement dated as of October 15, 1997, by and among Citadel Communications, the voting trustee under the Amended and Restated Voting Trust Agreement dated October 15, 1997 and certain other stockholders of Citadel Communications. In connection with Citadel Communications' initial public offering in 1998, the Fourth Amended and Restated Voting Agreement and a related stockholders agreement among Citadel Communications and certain of its stockholders were terminated. The Amended and Restated Voting Trust Agreement will continue in effect until terminated in accordance with its terms.

     Each director of Citadel Broadcasting holds office until the next annual meeting of stockholders and until his or her successor has been elected and qualified. Officers are elected by the Board of Directors and serve at its discretion.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation paid to our Chief Executive Officer and each of our other four most highly compensated executive officers during 1999. Information with respect to 1997 compensation is not given for Mr. Benedetti as he did not begin service as an executive officer until 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                                                             COMPENSATION
                                                     ANNUAL COMPENSATION             ----------------------------
                                           ---------------------------------------   SECURITIES
             NAME AND                                               OTHER ANNUAL     UNDERLYING      ALL OTHER
        PRINCIPAL POSITION          YEAR     SALARY      BONUS     COMPENSATION(1)    OPTIONS     COMPENSATION(2)
        ------------------          ----   ----------   --------   ---------------   ----------   ---------------
Lawrence R. Wilson................  1999   $  438,319        -0-       -0-            875,000         $3,413
  Chairman and                      1998      358,319   $214,370(3)     -0-            60,000          3,046
  Chief Executive Officer           1997      341,256    120,000(4)     -0-               -0-          3,278

Donna L. Heffner..................  1999   $  230,000        -0-       -0-            250,000         $3,489
  Vice President and                1998      175,000     80,000(3)     -0-            12,000          4,537
  Chief Financial Officer           1997      140,535     50,000(4)     -0-               -0-          3,086

D. Robert Proffitt................  1999   $  250,000        -0-       -0-            250,000         $3,849
  President and                     1998      200,000   $ 40,000(3)     -0-            12,000          3,161
  Chief Operating Officer           1997      192,211     15,000(4)     -0-               -0-          2,541

Stuart R. Stanek..................  1999   $  230,000        -0-     $26,216          250,000         $3,598
  Vice President                    1998      210,000   $ 50,000(3)     -0-            12,000          2,635
                                    1997      190,007     30,000(4)     -0-               -0-          2,529

Peter J. Benedetti................  1999   $  200,000        -0-     $69,402          125,000         $2,202
  Vice President                    1998      160,000(5) $ 65,000(3)     -0-           21,005          2,093

---------------
(1) In accordance with applicable regulations, the amounts set forth in this column do not include perquisites and other personal benefits received by the executive officers unless the aggregate value of such perquisites and other benefits exceeded the lesser of $50,000 or 10% of the total salary and bonus reported for the executive officer. The amount shown for Mr. Stanek represents $25,309 for mortgage payments made on behalf of Mr. Stanek and $907 for personal motor vehicle use. The amount shown for Mr. Benedetti represents $58,568 for closing cost payments made on behalf of Mr. Benedetti and reimbursement of the loss on the sale of a home, $7,825 for temporary living expenses and $3,009 for personal motor vehicle use.

(2) Included for 1999 are our contributions to Citadel Communications' 401(k) Plan (Mr. Wilson - $3,200, Ms. Heffner - $3,408, Mr. Proffitt - $3,717, Mr. Stanek - $2,517 and Mr. Benedetti - $2,142), which contributions vest over five years, and our payment of premiums for term life insurance (Mr. Wilson
    - $213, Ms. Heffner - $81, Mr. Proffitt - $132, Mr. Stanek - $81 and Mr. Benedetti - $60).

(3) Bonuses were earned in 1998 and paid in 1998 and 1999. Does not reflect bonuses earned in 1997 but paid in 1998.

(4) Bonuses were earned in 1997 and paid in 1997 and 1998. Does not reflect bonuses earned in 1996 but paid in 1997.

(5) Includes payments of $10,000 made in 1999 following a salary increase made retroactive to November 1998.

     The following table summarizes individual grants of options to purchase shares of common stock of Citadel Communications to the executive officers listed in the Summary Compensation Table during the year ended December 31, 1999:

                         OPTIONS GRANTED IN FISCAL 1999

                                        PERCENT OF
                           NUMBER OF      TOTAL      EXERCISE     MARKET                  POTENTIAL REALIZABLE VALUE AT ASSUMED
                           SECURITIES    OPTIONS        OR       PRICE ON                 RATES OF STOCK PRICE APPRECIATION FOR
                           UNDERLYING   GRANTED TO     BASE       DATE OF                             OPTION TERM(4)
                            OPTIONS     EMPLOYEES      PRICE       GRANT     EXPIRATION   --------------------------------------
          NAME              GRANTED      IN 1999     ($/SH)(1)   ($/SH)(2)    DATE(3)      0%($)         5%($)         10%($)
          ----             ----------   ----------   ---------   ---------   ----------   --------    -----------    -----------
Lawrence R. Wilson(5)....   875,000        42.6%      $29.25      $ 30.25     6-25-09     $875,000    $17,517,500    $43,058,750
Donna L. Heffner(5)......   250,000        12.2        29.25        30.25     6-25-09      250,000      5,005,000     12,302,500
D. Robert Proffitt(5)....   250,000        12.2        29.25        30.25     6-25-09      250,000      5,005,000     12,302,500
Stuart R. Stanek(5)......   250,000        12.2        29.25        30.25     6-25-09      250,000      5,005,000     12,302,500

Peter J. Benedetti(5)....   125,000         6.1        29.25        30.25     6-25-09      125,000      2,502,500      6,151,250

---------------

(1) The exercise price equals the price to the public in Citadel Communications' June 1999 common stock offering.

(2) The indicated market price on the date of grant was the closing market price of the common stock.

(3) The options must be earned prior to June 25, 2004. Any portion not earned will be forfeited. Earned options expire on the dates shown in the table. See footnote (5).

(4) The potential realizable value is based on the term of the option at the time of grant, which is ten years for each of the options set forth in the table. An assumed stock price appreciation of 0%, 5% and 10% is used pursuant to rules promulgated by the Securities and Exchange Commission. The potential realizable value is calculated by assuming that the market price on the date of grant appreciates at the indicated rate, compounded annually, for the entire term of the option and that the option is exercised and sold on the last day of its term at this appreciated stock price. The potential realizable value is not intended to forecast the future appreciation of the common stock.

(5) The options are earned in one-fifth increments for each increase in average stock price (calculated over 20 consecutive trading days) equal to one-fifth of the difference between the doubled exercise price and the exercise price. When an increment of the option is earned, the earned portion vests 20% each year thereafter. Vesting accelerates in the event of a change in control of Citadel Communications, as provided for in Citadel Communications' 1999 Long-Term Incentive Plan.

     The following table shows the number of shares of common stock acquired and the value realized upon exercise in 1999 of options to purchase shares of common stock of Citadel Communications by the executive officers listed in the Summary Compensation Table, as well as the number and value of unexercised options to purchase shares of common stock of Citadel Communications (rounded to the nearest whole share) held by such persons as of December 31, 1999.

                    AGGREGATED OPTION EXERCISES IN 1999 AND
                         FISCAL YEAR END OPTION VALUES

                                                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED             IN-THE-MONEY
                           SHARES                   OPTIONS AT FISCAL YEAR END   OPTIONS AT FISCAL YEAR END(1)
                         ACQUIRED ON     VALUE                  #                              $
                         EXERCISE #    REALIZED $   EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
                         -----------   ----------   --------------------------   -----------------------------
Lawrence R.
  Wilson(2)............    178,071     11,105,728        407,410/1,091,467         $  24,721,516/$43,483,540
Donna L. Heffner.......    124,392      7,733,806           58,662/286,000              3,666,588/10,937,142
D. Robert Proffitt.....    124,805      7,736,520           18,421/290,800              1,119,817/11,229,342
Stuart R. Stanek.......     39,600      2,342,538          146,034/288,400              9,211,823/11,083,242
Peter J. Benedetti.....        -0-            -0-            7,801/147,204                 402,874/5,570,746

---------------
(1) These values have been calculated on the basis of the December 31, 1999 closing price per share of $64.875, less the applicable exercise price.

(2) Includes options held by Rio Bravo Enterprise Associates, L.P. Mr. Wilson owns all of the capital stock of Rio Bravo, Inc., the sole general partner of Rio Bravo Enterprise Associates, L.P.

EMPLOYMENT AGREEMENT

     In June 1996, we entered into an employment agreement with Lawrence R. Wilson which has an initial term ending in June 2001. The agreement provides for annual base salary compensation, annual increases to base salary and an annual bonus calculated as a percentage of Mr. Wilson's base salary in effect at the end of the year and based on our annual performance criteria. The annual performance criteria were not achieved for the year ended December 31, 1999 and, therefore, no bonus was earned for 1999. For 1999, the Compensation Committee of the Citadel Communications Board of Directors approved a base salary for Mr. Wilson in an amount greater than that provided for in the agreement, following the Committee's review of compensation levels at comparable public companies.

     Mr. Wilson's employment will terminate upon Mr. Wilson's becoming permanently disabled or upon a liquidation or dissolution of Citadel Communications, a sale, transfer or other disposition of all of the assets of Citadel Broadcasting on a consolidated basis, or any transaction or series of transactions whereby any person or entity other than ABRY Broadcast Partners II, L.P. or its affiliates or affiliates of Citadel Communications, becomes the direct or indirect beneficial owner of securities of Citadel Communications or Citadel Broadcasting representing 50% or more of the combined voting power of Citadel Communications' or Citadel Broadcasting's then outstanding securities. In such event, Mr. Wilson or his beneficiary will be entitled to receive Mr. Wilson's then base salary through the end of the month in which the termination occurs. In addition, upon the affirmative vote or written consent of not less than 66 2/3% of the members of the Citadel Communications Board of Directors, Mr. Wilson's employment may be terminated with or without cause. If any such termination is without cause, Mr. Wilson will be entitled to receive his then current base salary through the end of the then current term of the employment agreement.

1996 EQUITY INCENTIVE PLAN

     Citadel Communications adopted the 1996 Equity Incentive Plan under which employees, officers, directors (excluding non-employee directors), consultants, independent contractors and advisors of Citadel Communications are eligible to receive awards in the form of incentive stock options and options that are not incentive stock options to purchase common stock of Citadel Communications. Awards may also be in the form of stock appreciation rights, restricted securities and other stock-based awards as determined by the Board of Directors of Citadel Communications, none of which have been granted to date. The Equity Incentive Plan is administered by the Compensation Committee of the Citadel Communications Board of Directors and in certain cases the Citadel

Communications Board. The Compensation Committee or the Board has authority under the Equity Incentive Plan to designate participants, determine the terms and conditions of awards to be granted to each participant and decide all matters relating to any award. At December 31, 1999, the total number of shares of common stock of Citadel Communications that remained reserved and available for issuance under the Equity Incentive Plan, or which may be used to provide a basis of measurement for an award, was 2,175,807 shares, including shares underlying outstanding grants.

     Shares subject to any expired, terminated or lapsed awards are available for subsequent grants under the Equity Incentive Plan. The exercise price of incentive stock options granted under the plan may not be less than the fair market value of the common stock as of the date of grant, and 110% of the fair market value of the common stock in the case of an incentive stock option granted to an individual who at the time of the grant owns more than 10% of the combined voting power of Citadel Communications' capital stock. The Board may provide that an optionee may pay for shares upon exercise of an option in cash or by check or through cashless exercise procedures or by such other medium or by any combination of media as authorized by the Board. The grant of an option may be accompanied by a reload option, which gives an optionee who pays the exercise price of an option with shares of common stock an additional option to acquire the same number of shares that was used to pay for the original option at an exercise price of not less than the fair market value of common stock as of the reload option grant date. In the event a participant's employment with Citadel Communications is terminated due to disability, retirement or any other reason, a participant may exercise an option only to the extent it was exercisable on the termination date of the participant's employment. An incentive stock option must be exercised prior to the earlier of the expiration of three months (six months in the case of disability after the termination date) or the expiration date of the options set forth in the award agreement. A non-incentive stock option must be exercised within the applicable time period for exercise set forth in the award agreement. In the event of the death of the participant before an option lapses, an option may be exercised only to the extent it was exercisable on the date of death. However, such exercise must be made prior to the earlier of the first anniversary of the participant's death or the expiration date of the option.

1999 LONG-TERM INCENTIVE PLAN

     Citadel Communications adopted the 1999 Long-Term Incentive Plan, which is intended to be the primary long-term incentive plan for senior management. The Long-Term Incentive Plan provides opportunities for participants to earn the right to purchase shares of Citadel Communications' common stock if performance goals, measured solely by the increase in the price of the common stock, and continued employment requirements are met. Participants under the Long-Term Incentive Plan receive an option grant based on the Citadel Communications Compensation Committee's evaluation of the participant's ability to contribute to Citadel Communications' overall performance. If the option is not fully earned during the specific five-year performance period, any portion not earned is forfeited, and the shares become available for issuance upon exercise of other options granted under the plan. For the full option to be earned, the average stock price (calculated over 20 consecutive trading days) over the exercise price must double during the performance period. If any shares become available for additional grants under this plan, the exercise price will be the average of the bid and asked prices of the common stock on the date of the grant. The option is earned in one-fifth increments for each increase in average stock price (calculated over 20 consecutive trading days) equal to one-fifth of the difference between the doubled exercise price and the exercise price. When an increment of the option is earned, the earned portion generally vests over a five-year period. A total of 1,750,000 shares of common stock are reserved and available for issuance under the Long-Term Incentive Plan.

     At the time that the Citadel Communications Board of Directors adopted the Long-Term Incentive Plan, the following option grants were made to be effective as of the closing of Citadel Communications' common stock offering in June 1999, subject to stockholder approval of the Long-Term Incentive Plan, which was obtained in July 1999: Lawrence R. Wilson -- 875,000 shares; Donna L.
Heffner -- 250,000 shares; D. Robert Proffitt -- 250,000 shares; Stuart R. Stanek -- 250,000 shares; and Peter J. Benedetti -- 125,000 shares. The exercise price for the options granted is $29.25 per share, the price to the public in Citadel Communications' June 1999 common stock offering. As of March 15, 2000, four-fifths of each of these options had been earned. No portion has yet vested.

401(K) PLAN

     Effective in 1993, Citadel Communications adopted a 401(k) Retirement Savings Plan for the purpose of providing, at the option of the employee, retirement benefits to its employees who have been employed for a period of one year or longer and who meet certain other requirements of the 401(k) plan. Contributions to the 401(k) plan are made by the employee and, on a voluntary basis, by us. We currently match 100% of that part of the employee's elective deferrals up to 2% of the employee's salary.

     A contribution to the 401(k) plan of approximately $532,000 was made by us during the year ended December 31, 1999.

DIRECTOR COMPENSATION

     Currently, all non-employee directors are entitled to receive an annual fee of $20,000 for their services as directors of Citadel Communications and Citadel Broadcasting. Directors who are also our employees do not receive additional consideration for serving as directors, except that all directors are entitled to reimbursement for travel and out-of-pocket expenses in connection with their attendance at Board and committee meetings.

AUDIT AND COMPENSATION COMMITTEE

     The Board of Directors of Citadel Communications has established two committees, the Audit Committee and the Compensation Committee. These committees also serve the needs of Citadel Broadcasting.

     The Audit Committee provides oversight of the financial reporting process and management's responsibility for the integrity, accuracy and objectivity of financial reports and accounting and financial reporting and practices. The Audit Committee has the power to recommend the retention of the independent public accountants for Citadel Broadcasting and to consult with such independent accountants concerning the plan of audit, their report of audit and the adequacy of internal controls. The Audit Committee is currently composed of four independent, non-employee directors, Ted L. Snider, Sr. (Chairman), John E. von Schlegell, Ike Kalangis and Robert F. Fuller.

     The Compensation Committee reviews and makes recommendations to the Board of Directors concerning the compensation and benefit policies and practices of Citadel Broadcasting. The Compensation Committee is currently composed of four non-employee directors, John E. von Schlegell (Chairman), Ike Kalangis, Robert
F. Fuller and Ted L. Snider, Sr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1999, John E. von Schlegell, Ted L. Snider, Sr., Ike Kalangis, Robert F. Fuller and former directors, Scott E. Smith and Patricia Diaz Dennis, were members of the Compensation Committee of the Citadel Communications Board of Directors, which determines compensation matters for Citadel Communications and Citadel Broadcasting.

     Registration Rights Agreement. Citadel Communications is a party to a Registration Rights Agreement, dated June 28, 1996, as amended, with Lawrence R. Wilson, Rio Bravo Enterprise Associates, L.P., ABRY Broadcast Partners II, L.P., Baker, Fentress & Company, Edward T. Hardy, The Endeavour Capital Fund Limited Partnership, Ted L. Snider, Sr. and others, which requires Citadel Communications to register their shares of its common stock under the Securities Act of 1933, as amended, for offer and sale to the public (including by way of an underwritten public offering), upon a demand by such stockholders, and which entitles such parties to join in any registration of equity securities of Citadel Communications. Various stockholders have exercised their rights under this agreement and have participated in Citadel Communications' common stock offerings, including ABRY Broadcast Partners II, L.P. and its general partner; Baker, Fentress & Company; The Endeavour Capital Fund Limited Partnership and its general partner; Edward T. Hardy and Ted L. Snider, Sr. ABRY Broadcast Partners II, L.P., is a significant stockholder of Citadel Communications. For a portion of 1999, Baker, Fentress & Company owned more than five percent of the outstanding common stock and Mr. Smith was an Executive Vice President of Baker, Fentress & Company. Mr. von Schlegell is President and a shareholder of the general partner of The Endeavour Capital Fund Limited Partnership, and Edward T. Hardy was an executive officer of

Citadel Communications and Citadel Broadcasting. Mr. Wilson owns all of the capital stock of Rio Bravo, Inc., the sole general partner of Rio Bravo Enterprise Associates, L.P. In addition to those parties having registration rights under the Registration Rights Agreement, each of Rio Bravo Enterprise Associates, L.P., Donna L. Heffner, D. Robert Proffitt, Stuart R. Stanek and Peter J. Benedetti participated as selling stockholders in Citadel Communications' common stock offerings in 1999 and/or 2000.

     Transactions with Connect Communications. On October 1, 1999, Citadel Broadcasting acquired certain assets and subscriber agreements of Connect Communications Corporation, an internet service provider in Arkansas, in exchange for extinguishment of approximately $0.1 million in accounts receivable and certain equipment owned by Citadel Broadcasting. Ted Snider, Jr., the son of Ted L. Snider, Sr., a director of Citadel Communications and Citadel Broadcasting, is a director and shareholder of Connect Communications Corporation.

     Connect Communications Corporation also provided telephone service to Citadel Broadcasting during 1999. The value of the service provided in 1999 was approximately $124,000. As of December 31, 1999, Connect Communications Corporation owed Citadel Broadcasting approximately $69,000 for third party telephone charges, which were to be reimbursed by Connect Communications Corporation. We believe that the terms of our transactions with Connect Communications Corporation are at least as favorable to us as those that could be obtained generally from unaffiliated parties.

     Consulting Agreement. On August 31, 1999, Citadel Broadcasting entered into a seven-year Consulting Agreement with Robert F. Fuller which provides for compensation to Mr. Fuller of $250,000 each year. In 1999, Citadel Broadcasting paid Mr. Fuller $83,333 under this Consulting Agreement. Citadel Broadcasting originally entered into this Consulting Agreement in connection with its acquisition of all of the issued and outstanding shares of capital stock of Fuller-Jeffrey Broadcasting Companies, Inc. from Mr. Fuller and Joseph N. Jeffrey, Jr., the two former stockholders of Fuller-Jeffrey Broadcasting. Mr. Fuller became a director of each of Citadel Communications and Citadel Broadcasting in November 1999. We believe that the terms of the Consulting Agreement with Mr. Fuller are at least as favorable to us as those that could be obtained generally from unaffiliated parties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Citadel Communications owns all of the currently issued and outstanding common stock of Citadel Broadcasting and has pledged such common stock to secure its guaranty under Citadel Broadcasting's credit facility. The only other outstanding capital stock of Citadel Broadcasting is the 13 1/4% Exchangeable Preferred Stock.

     The only outstanding capital stock of Citadel Communications is its common stock. The following table sets forth information with respect to the beneficial ownership of Citadel Communications' common stock as of March 12, 2000 by (1) each person, entity or group known to us to beneficially own more than five percent of the common stock, (2) each of our directors, (3) each of our executive officers listed in the Summary Compensation Table in Item 11, Executive Compensation, and (4) all of our directors and executive officers as a group.

     Except as indicated below, the persons named have sole voting and investment power with respect to the shares shown as beneficially owned by them. The percentages are rounded to the nearest tenth of a percent. Holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders generally.

     The number of shares and percentages are calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, on a stockholder by stockholder basis, assuming that each stockholder converted all securities owned by such stockholder that are convertible into common stock at the option of the holder within 60 days of March 12, 2000, and that no other stockholder so converts. The numbers and percentages of shares owned assume that these outstanding options have been exercised by such respective stockholders as follows:

     - Lawrence R. Wilson -- 407,410 shares (including options to purchase 395,410 shares held by Rio Bravo Enterprise Associates, L.P.),

     - Donna L. Heffner -- 58,662 shares,

     - D. Robert Proffitt -- 20,821 shares,

     - Stuart R. Stanek -- 127,234 shares,

     - Peter J. Benedetti -- 7,801 shares, and

     - all directors and executive officers as a group -- 621,928 shares.

                                                              SHARES OF COMMON STOCK
                                                                BENEFICIALLY OWNED
                                                              -----------------------
                                                                           PERCENT OF
                                                                             COMMON
BENEFICIAL OWNER                                               NUMBER        STOCK
----------------                                              ---------    ----------
Lawrence R. Wilson(1).......................................  2,167,956        5.8%
  City Center West
  Suite 400
  7201 West Lake Mead Boulevard
  Las Vegas, NV 89128

Donna L. Heffner(2).........................................    177,213          *

D. Robert Proffitt(3).......................................    173,555          *

Stuart R. Stanek(4).........................................    209,907          *

Peter J. Benedetti(5).......................................     11,628          *

Robert F. Fuller............................................     10,000          *

Ike Kalangis................................................      1,000          *

Ted L. Snider, Sr.(6).......................................    214,817          *

John E. von Schlegell(7)....................................     84,377          *

All directors and executive officers as a group (9            3,050,453        8.1%
  persons)(8)...............................................

ABRY Broadcast Partners II, L.P.(9).........................  3,339,144        9.1%
  18 Newbury Street
  Boston, MA 02116

Putnam Investments, Inc.(10)................................  4,071,267       11.1%
  One Post Office Square
  Boston, MA 02109

Janus Capital Corporation (11)..............................  3,263,430        8.9%
  100 Filmore Street
  Suite 300
  Denver, CO 80206

---------------
* Less than 1%

(1) The numbers of shares include 1,702,883 shares held by Rio Bravo Enterprise Associates, L.P. The numbers of shares also include 395,410 shares of common stock which may be acquired upon exercise of options held by Rio Bravo Enterprise Associates, L.P. Rio Bravo Enterprise Associates, L.P. therefore beneficially owns 2,098,293 shares or 5.6% of the common stock. Mr. Wilson, a director and executive officer, owns all of the capital stock of Rio Bravo, Inc., the sole general partner of Rio Bravo Enterprise Associates, L.P. The remaining shares are jointly owned by Mr. Wilson and his spouse, Claire Wilson, or may be acquired upon exercise of options held by Mr. Wilson.

(2) Ms. Heffner's shares are jointly owned by Ms. Heffner and her spouse, Tim Heffner.

(3) Mr. Proffitt's shares are jointly owned by Mr. Proffitt and his spouse, Lynette Proffitt.

(4) Mr. Stanek's shares are jointly owned by Mr. Stanek and his spouse, Kim Stanek. The number of shares shown does not include 1,781 shares owned by Kim Stanek.

(5) Mr. Benedetti's shares are jointly owned by Mr. Benedetti and his spouse, Krista Benedetti.

(6) The number of shares shown does not include 121,713 shares owned by Mr. Snider's spouse.

(7) Represents 2,554 shares held by The Endeavour Capital Fund Limited Partnership and 81,823 shares held by DVS Management, Inc. Mr. von Schlegell is the Managing Partner of The Endeavour Capital Fund and the President and a shareholder of DVS Management, the general partner of The Endeavour Capital Fund.

(8)   Includes shares discussed in footnotes (1) and (7).

(9) All of the shares beneficially owned by ABRY Broadcast Partners II, L.P. are held under an Amended and Restated Voting Trust Agreement dated October 15, 1997. By its terms, the Amended and Restated Voting Trust Agreement shall continue in effect until terminated upon the written agreement of Citadel Communications and the holders of voting trust certificates which represent a majority of the shares held in the voting trust as determined in accordance with the Amended and Restated Voting Trust Agreement. The voting trust also terminates with respect to any shares upon transfer of such shares to a person who is not an affiliate of ABRY Broadcast Partners II, L.P. or upon a distribution of shares by ABRY Broadcast Partners II, L.P. to its partners. During the term of the Amended and Restated Voting Trust Agreement, the voting trustee has the right to vote the shares of stock subject to that agreement and to take part in any stockholders' meetings, including the right to vote the shares for the election of directors of Citadel Communications. The voting trustee may assign his rights and delegate his obligations to a successor voting trustee, who shall be a back-up trustee or other person appointed in the manner provided under the terms of the Amended and Restated Voting Trust Agreement. The voting trustee is Harlan A. Levy, whose address is 1585 Broadway, 19th Floor, New York, N.Y. 10036. Dispositive power with respect to these shares is held by Royce Yudkoff, the sole trustee of ABRY Holdings, Co., the sole member of ABRY Holdings, LLC, the general partner of ABRY Capital, L.P., the general partner of ABRY Broadcast Partners II, L.P.

(10) As reported on Schedule 13G filed with the Securities and Exchange Commission on February 17, 2000 (dated February 7, 2000) by Putnam Investments, Inc. on behalf of itself and Marsh & McLennan Companies, Inc., Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc., 301,000 of the shares indicated are under shared voting power among Putnam Investments, Inc. and The Putnam Advisory Company, Inc. Of the shares indicated, 3,598,967 shares are under shared dispositive power between Putnam Investments, Inc. and Putnam Investment Management, Inc., and 472,300 shares are under shared dispositive power between Putnam Investments, Inc. and The Putnam Advisory Company, Inc. Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc. are subsidiaries of Putnam Investments, Inc. and Putnam Investments, Inc. is a subsidiary of Marsh & McLennan Companies, Inc. The number of shares shown assumes that there has been no change in the number of shares beneficially owned from the number of shares reported as being beneficially owned in the Schedule 13G. Pursuant to Rule 13d-4 under the Securities Exchange Act, March & McLennan Companies, Inc. and Putnam Investments, Inc. declared that their filing of the Schedule 13G shall not be deemed to be an admission of beneficial ownership of the shares reported.

(11) As reported on a Schedule 13G filed with the Securities and Exchange Commission on January 11, 2000 (dated January 10, 2000) by Janus Capital Corporation on behalf of itself and Thomas H. Bailey, all of the shares indicated are under shared voting and dispositive power among Janus Capital Corporation and Mr. Bailey. Mr. Bailey owns approximately 12.2% of Janus Capital. The number of shares shown assumes that there has been no change in the number of shares beneficially owned from the number of shares reported as being beneficially owned in the Schedule 13G. In the
      Schedule 13G, Mr. Bailey disclaimed beneficial ownership in these shares. Janus Capital and Mr. Bailey declared that they do not have the right to receive any dividends from, or the proceeds from the sale of, these shares and disclaimed any ownership associated with such rights.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SALE AND LEASEBACK OF AIRPLANE

     In December 1995, Citadel Broadcasting sold to Wilson Aviation, L.L.C., a company then owned by Lawrence R. Wilson and his spouse and currently owned by Rio Bravo Enterprise Associates, L.P., an airplane formerly owned by Citadel Broadcasting, for a cash purchase price of approximately $1.3 million. Contemporaneously with the sale of the airplane, Citadel Broadcasting entered into an agreement to lease the airplane from Wilson Aviation, L.L.C. Under the terms of the lease, Citadel Broadcasting paid rent in the amount of $252,000 in 1999 and bore the costs of the maintenance, repair and operation of the airplane. The lease was terminated effective as of January 1, 2000. The sale and leaseback were not independently established in an arm's length transaction; however, the original transaction was reviewed and approved by Citadel Broadcasting's senior lender and we believe, based upon such review, that the terms of the transaction were reasonable and at least as favorable to us as could have been obtained generally from unaffiliated parties. Mr. Wilson is a director and an executive officer of each of Citadel Communications and Citadel Broadcasting. Mr. Wilson owns all of the capital stock of Rio Bravo, Inc., the sole general partner of Rio Bravo Enterprise Associates, L.P.

     See Item 11, Executive Compensation, under the heading "Compensation Committee Interlocks and Insider Participation" for a description of various other transactions involving our directors and executive officers and significant stockholders of Citadel Communications.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements -- The following Consolidated Financial Statements of Citadel Broadcasting Company and Subsidiary are filed as part of Item 8 of this report and are included after the signature page:

                                                                PAGE
                                                                ----
Independent Auditors' Report                                    F-2
Audited Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1998 and
     1999                                                       F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1998 and 1999                           F-4
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1997, 1998 and 1999               F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1998 and 1999                           F-6
  Notes to Consolidated Financial Statements                    F-7

     (a)(2) Financial Statement Schedules--

           Schedule II: Valuation and Qualifying Accounts. Information required by Schedule II is included in the Notes to Citadel Broadcasting Company's Consolidated Financial Statements as Note (15).

     (a)(3) Exhibits -- The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

     (b) Reports on Form 8-K -- During the quarter ended December 31, 1999, Citadel Broadcasting Company filed the following reports on Form 8-K:

        (i) Form 8-K/A filed on December 3, 1999 amending previously filed pro forma financial information of Citadel Broadcasting Company and Subsidiary as follows:

           Unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 30, 1999

           Unaudited Pro Forma Condensed Consolidated Statement of Operations for the six months ended June 30, 1999

           Unaudited Pro Forma Condensed Consolidated Statement of Operations for the twelve months ended December 31, 1998

        (ii) Form 8-K filed on December 10, 1999 reporting (i) Citadel Broadcasting Company's agreements to acquire radio stations in Michigan, Massachusetts, New York, New Jersey, Texas, Louisiana, Connecticut, Maine, Oklahoma, Utah and New Mexico and (ii) appointment of Robert F. Fuller as a director of Citadel Communications Corporation and Citadel Broadcasting Company. The following financial information was filed with this report on Form 8-K:

BROADCASTING PARTNERS HOLDINGS RADIO GROUP

        Independent Auditors' Report

        Combined Balance Sheets as of December 31, 1997 and 1998 and for September 30, 1999 (unaudited)

        Combined Statements of Operations for the years ended December 31, 1997 and 1998 and for the nine months ended September 30, 1998 and 1999 (unaudited)

        Combined Statements of Partners' Capital for the nine months ended September 30, 1999 (unaudited)

        Combined Statements of Cash Flows for the years ended December 31, 1997 and 1998 and for the nine months ended September 30, 1998 and 1999 (unaudited)

        Notes to Combined Financial Statements

LIGGETT BROADCAST, INC.

        Report of Independent Auditors

        Combined Balance Sheet as of December 31, 1998

        Combined Statement of Shareholder's Equity for the year ended December 31, 1998

        Combined Statement of Operations for the year ended December 31, 1998

        Combined Statement of Cash Flows for the year ended December 31, 1998

        Notes to Combined Financial Statements

        Combined Balance Sheet as of September 30, 1999 (unaudited)

        Combined Statement of Shareholder's Equity for the nine months ended September 30, 1999 (unaudited)

        Combined Statements of Operations for the nine months ended September 30, 1999 (unaudited)

        Combined Statements of Cash Flows for the nine months ended September 30, 1999 (unaudited)

        Notes to Combined Financial Statements (unaudited)

WICKS RADIO GROUP (A DIVISION OF WICKS BROADCAST GROUP LIMITED PARTNERSHIP)

        Independent Auditors' Report

        Balance sheets as of December 31, 1998 and June 30, 1999 (unaudited)

        Statements of Operations and Changes in Division Equity for the year ended December 31, 1998 and for the six months ended June 30, 1998 and June 30, 1999 (unaudited)

        Statements of Cash Flows for the year ended December 31, 1998 and for the six months ended June 30, 1998 and June 30, 1999 (unaudited)

        Notes to financial statements

CITYWIDE COMMUNICATIONS, INC.

        Independent Auditors' Report

        Consolidated Balance Sheet as of December 31, 1998

        Consolidated Statement of Operations and Accumulated Deficit for the year ended December 31, 1998

        Consolidated Statement of Stockholders' Deficit for the year ended December 31, 1998

        Consolidated Statement of Cash Flows for the year ended December 31,
        1998

        Notes to Consolidated Financial Statements

CARIBOU COMMUNICATIONS CO.

        Independent Auditors' Report

        Balance Sheets as of December 31, 1997 and 1998

        Statements of Operations as of December 31, 1997 and 1998

        Statements of Changes in Partners' Equity for the years ended December 31, 1997 and 1998

        Statements of Cash Flows for the years ended December 31, 1997 and 1998

        Notes to Financial Statements

TELE-MEDIA BROADCASTING COMPANY AND ITS PARTNERSHIP INTERESTS

        Independent Auditors' Report

        Consolidated Balance Sheet as of December 31, 1995 and 1996

        Consolidated Statement of Operations for the years ended December 31, 1994, 1995 and 1996

        Consolidated Statement of Deficiency in Net Assets for the years ended December 31, 1994, 1995 and 1996

        Consolidated Statement of Cash Flows for the years ended December 31, 1994, 1995 and 1996

        Notes to Consolidated Financial Statements

        Condensed Consolidated Balance Sheet as of June 30, 1997 (unaudited)

        Condensed Consolidated Statements of Operations and Changes in Deficit for the six months ended June 30, 1996 and 1997 (unaudited)

        Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1997 (unaudited)

        Notes to Unaudited Condensed Consolidated Financial Statements

     The following pro forma financial information of Citadel Broadcasting Company and Subsidiary was filed with this report on Form 8-K:

        Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1999

        Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 30, 1999

        Unaudited Pro Forma Condensed Consolidated Statement of Operations for the twelve months ended December 31, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Citadel Broadcasting Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CITADEL BROADCASTING COMPANY

Date: March 30, 2000                      By: /s/ LAWRENCE R. WILSON
                                            ------------------------------------
                                            Lawrence R. Wilson
                                            Chairman of the Board and Chief
                                              Executive Officer

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

              SIGNATURES                                     TITLE                         DATE
              ----------                                     -----                         ----

        /s/ LAWRENCE R. WILSON             Chairman of the Board and Chief Executive  March 30, 2000
---------------------------------------      Officer
          Lawrence R. Wilson                 (Principal Executive Officer)

         /s/ DONNA L. HEFFNER              Vice President and Chief Financial         March 30, 2000
---------------------------------------      Officer (Principal Financial and
           Donna L. Heffner                  Accounting Officer)

         /s/ ROBERT F. FULLER              Director                                   March 30, 2000
---------------------------------------
           Robert F. Fuller

           /s/ IKE KALANGIS                Director                                   March 30, 2000
---------------------------------------
             Ike Kalangis

       /s/ JOHN E. VON SCHLEGELL           Director                                   March 30, 2000
---------------------------------------
         John E. von Schlegell

        /s/ TED L. SNIDER, SR.             Director                                   March 30, 2000
---------------------------------------
          Ted L. Snider, Sr.

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

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-2
Consolidated Balance Sheets as of December 31, 1998 and        F-3
  1999......................................................
Consolidated Statements of Operations for the years ended      F-4
  December 31, 1997, 1998 and 1999..........................
Consolidated Statements of Shareholder's Equity for the        F-5
  years ended December 31, 1997, 1998 and 1999..............
Consolidated Statements of Cash Flows for the years ended      F-6
  December 31, 1997, 1998 and 1999..........................
Notes to Consolidated Financial Statements..................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholder
Citadel Broadcasting Company:

We have audited the accompanying consolidated balance sheets of Citadel Broadcasting Company (a wholly-owned subsidiary of Citadel Communications Corporation) and subsidiary as of December 31, 1998 and 1999 and the related consolidated statements of operations, shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citadel Broadcasting Company and subsidiary as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Phoenix, Arizona
February 29, 2000

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                          Consolidated Balance Sheets

                           December 31, 1998 and 1999
                    (In thousands, except for share amounts)

                                                                1998        1999
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $102,655    $ 17,981
  Accounts receivable, less allowance for doubtful accounts
     of $1,187 in 1998 and $2,443 in 1999...................    33,673      52,728
  Due from related parties..................................       215         236
  Income taxes receivable...................................        --         226
  Prepaid expenses..........................................     1,956       2,708
  Net assets of discontinued operations.....................     3,618       2,275
  Assets held for sale......................................    25,938          --
                                                              --------    --------
       Total current assets.................................   168,055      76,154
Property and equipment, net.................................    33,029      68,035
Intangible assets, net......................................   266,446     538,664
Restricted cash.............................................        --      26,192
Other assets................................................     4,238       7,568
                                                              --------    --------
                                                              $471,768    $716,613
                                                              ========    ========

LIABILITIES, EXCHANGEABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,018    $  1,696
  Accrued liabilities.......................................    10,869      13,344
  Current maturities of notes payable.......................        --       5,495
  Current maturities of other long-term obligations.........       168         842
                                                              --------    --------
       Total current liabilities............................    15,055      21,377
Note payable................................................        --     132,000
Senior subordinated notes payable, net of unamortized
  discount..................................................   210,091     210,509
Other long-term obligations, less current maturities........     1,040       2,516
Deferred tax liability......................................    24,844      45,640
                                                              --------    --------
     Total liabilities......................................   251,030     412,042
                                                              --------    --------
Exchangeable preferred stock................................   116,775      85,362
Commitments and contingencies (Note 20)
Shareholders' equity:
  Common stock, $.001 par value; authorized 136,300 shares,
     issued and outstanding 40,000 and 45,000 shares in 1998
     and 1999, respectively.................................        --          --
  Additional paid-in capital................................   135,338     285,156
  Deferred compensation.....................................    (1,044)    (26,924)
  Accumulated deficit.......................................   (30,095)    (39,023)
  Accumulated other comprehensive loss......................      (236)         --
                                                              --------    --------
       Total shareholders' equity...........................   103,963     219,209
                                                              --------    --------
                                                              $471,768    $716,613
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                     Consolidated Statements of Operations
                  Years ended December 31, 1997, 1998 and 1999
               (In thousands, except share and per share amounts)

                                                               1997        1998        1999
                                                             --------    --------    --------
Gross broadcasting revenue.................................  $ 98,915    $147,191    $196,204
  Less agency commissions..................................     9,666      13,879      17,709
                                                             --------    --------    --------
     Net broadcasting revenue..............................    89,249     133,312     178,495
                                                             --------    --------    --------
Operating expenses:
  Station operating expenses...............................    64,764      91,845     115,312
  Depreciation and amortization............................    14,460      25,970      35,749
  Corporate general and administrative.....................     3,530       4,295       7,010
  Non-cash deferred compensation...........................        --          74       1,727
                                                             --------    --------    --------
     Operating expenses....................................    82,754     122,184     159,798
                                                             --------    --------    --------
     Operating income......................................     6,495      11,128      18,697
                                                             --------    --------    --------
Non-operating expenses (income):
  Interest expense.........................................    12,304      18,126      25,385
  Interest income..........................................      (439)       (822)     (1,877)
  Loss (gain) on sale of assets............................        --      (1,045)      1,208
  Other, net...............................................       (11)        216         281
                                                             --------    --------    --------
     Non-operating expenses, net...........................    11,854      16,475      24,997
                                                             --------    --------    --------
     Loss from continuing operations before income taxes...    (5,359)     (5,347)     (6,300)
Income tax (benefit).......................................      (770)     (1,395)     (1,647)
                                                             --------    --------    --------
     Loss from continuing operations.......................    (4,589)     (3,952)     (4,653)
Income (loss) from discontinued operations, net of tax.....      (102)         21      (4,275)
                                                             --------    --------    --------
     Net loss..............................................    (4,691)     (3,931)     (8,928)
Dividend requirement for exchangeable preferred stock......     6,633      14,586      14,103
                                                             --------    --------    --------
     Net loss applicable to common shares..................  $(11,324)   $(18,517)   $(23,031)
                                                             ========    ========    ========
Basic and diluted loss from continuing operations after
  dividend requirement per common share....................  $(280.55)   $(463.45)   $(440.40)
Basic and diluted net loss per common share................  $(283.10)   $(462.93)   $(540.77)
Weighted average common shares outstanding.................    40,000      40,000      42,589
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 1997, 1998 and 1999
                      (In thousands, except share amounts)

                                                                                                  ACCUMULATED
                                      COMMON STOCK     ADDITIONAL                                    OTHER           TOTAL
                                     ---------------    PAID-IN       DEFERRED     ACCUMULATED   COMPENSATION    SHAREHOLDERS'
                                     SHARES   AMOUNT    CAPITAL     COMPENSATION     DEFICIT         LOSS           EQUITY
                                     ------   ------   ----------   ------------   -----------   -------------   -------------
Balances at December 31, 1996......  40,000    $--      $ 27,473            --      $(21,473)        $  --         $  6,000
Net loss...........................      --     --            --            --        (4,691)           --           (4,691)
Capital contribution from parent,
  net..............................      --     --        21,457            --            --            --           21,457
Exchangeable preferred stock
  dividend requirement.............      --     --        (6,633)           --            --            --           (6,633)
                                     ------    ---      --------      --------      --------         -----         --------
Balances at December 31, 1997......  40,000     --        42,297            --       (26,164)           --           16,133
Comprehensive loss:
  Net loss.........................      --     --            --            --        (3,931)           --           (3,931)
  Unrealized loss on hedging
    contract, net of tax...........      --     --            --            --            --          (236)            (236)
                                                                                                                   --------
    Total comprehensive loss.......      --     --            --            --            --            --           (4,167)
                                                                                                                   --------
Proceeds of initial public offering
  of parent........................      --     --       116,514            --            --            --          116,514
Cash payments of initial public
  offering costs...................      --     --        (9,877)           --            --            --           (9,877)
Capital contribution from parent,
  net..............................      --     --            52            --            --            --               52
Deferred compensation..............      --     --         1,118        (1,044)           --            --               74
Accretion of exchangeable preferred
  stock costs......................      --     --          (180)           --            --            --             (180)
Exchangeable preferred stock
  dividend requirement.............      --     --       (14,586)           --            --            --          (14,586)
                                     ------    ---      --------      --------      --------         -----         --------
Balances at December 31, 1998......  40,000     --       135,338        (1,044)      (30,095)         (236)         103,963
Comprehensive loss:
  Net loss.........................      --     --            --            --        (8,928)           --           (8,928)
  Unrealized gain on hedging
    contract, net of tax...........      --     --            --            --            --           236              236
                                                                                                                   --------
    Total comprehensive loss.......      --     --            --            --            --            --           (8,692)
                                                                                                                   --------
Proceeds from stock issued to
  parent...........................   5,000     --        51,712            --            --            --           51,712
Capital contribution from parent,
  net of costs of $1,366...........      --     --        90,319            --            --            --           90,319
Tax benefit of option exercises
  from parent......................      --     --           479            --            --            --              479
Deferred compensation..............      --     --        27,607       (25,880)           --            --            1,727
Accretion of exchangeable preferred
  stock costs......................      --     --          (206)           --            --            --             (206)
Exchangeable preferred stock
  dividend requirement.............      --     --       (14,103)           --            --            --          (14,103)
Premium paid on partial retirement
  of preferred stock...............      --     --        (5,990)           --            --            --           (5,990)
                                     ------    ---      --------      --------      --------         -----         --------
Balances at December 31, 1999......  45,000    $--      $285,156      $(26,924)     $(39,023)        $  --         $219,209
                                     ======    ===      ========      ========      ========         =====         ========

          See accompanying notes to consolidated financial statements.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1998 and 1999
                                 (In thousands)

                                                                1997         1998         1999
                                                              ---------    ---------    --------
Cash flows from operating activities:
  Net loss..................................................  $  (4,691)   $  (3,931)   $ (8,928)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
       Amortization of deferred revenue.....................         --           --        (100)
       Depreciation and amortization........................     14,636       26,414      35,749
       Deferred income taxes................................       (770)      (1,806)     (2,593)
       Deferred compensation expense........................         --           74       1,727
       Amortization of debt issuance costs and debt
         discounts..........................................        441          717       1,849
       Bad debt expense.....................................      1,016        1,201       5,787
       Loss/(gain) on sale of assets........................         --       (1,045)      1,208
       Changes in assets and liabilities, net of
         acquisitions:
         Increase in accounts receivable and notes
           receivable from related parties..................    (10,214)      (9,586)    (18,483)
         Increase in prepaid expenses.......................       (230)        (424)       (528)
         Increase (decrease) in accounts payable............        708          359      (4,238)
         Increase in accrued liabilities....................      5,324        1,565       1,508
         (Increase) decrease in net assets of discontinued
           operations.......................................         --          413       2,388
                                                              ---------    ---------    --------
         Net cash provided by operating activities..........      6,220       13,951      15,346
                                                              ---------    ---------    --------
Cash flows from investing activities:
  Capital expenditures......................................     (2,070)      (4,511)    (16,609)
  Capitalized acquisition costs.............................     (2,929)      (1,242)     (5,579)
  Cash paid to acquire stations.............................   (205,523)     (39,128)   (293,334)
  Other assets, net.........................................       (677)        (390)        (32)
  Deposits for pending acquisitions.........................       (650)          --      (1,600)
  Proceeds from sales of assets.............................         --        2,440      25,965
  Cash held in escrow for future acquisitions and
    prepayments.............................................         --           --     (26,192)
  Capital expenditures for discontinued operations..........       (450)      (3,581)     (1,046)
                                                              ---------    ---------    --------
    Net cash used in investing activities...................   (212,299)     (46,412)   (318,427)
                                                              ---------    ---------    --------
Cash flows from financing activities:
  Principal payments on notes payable.......................    (39,000)    (125,084)         --
  Proceeds from notes payable...............................     52,500       35,000     132,000
  Proceeds from senior subordinated notes payable...........     97,250      111,550          --
  Proceeds from issuance of exchangeable preferred stock....     95,377           --          --
  Proceeds from stock issued to parent......................         --           --      51,712
  Cash payments of public offering costs....................         --       (9,877)     (1,366)
  Payment of debt issuance costs............................     (1,855)        (689)     (3,779)
  Principal payments on other long-term obligations.........       (735)        (442)       (133)
  Proceeds from other obligations...........................         --          407          --
  Proceeds from issuance of common stock....................         --           --          --
  Payment of dividends on exchangeable preferred stock......         --           --        (515)
  Redemption of exchangeable preferred stock including
    premium.................................................         --           --     (51,197)
  Payments to parent company................................    (12,817)          --          --
  Capital contributions from parent company.................     21,456      116,566      91,685
                                                              ---------    ---------    --------
    Net cash provided by financing activities...............    212,176      127,431     218,407
                                                              ---------    ---------    --------
    Net increase (decrease) in cash and cash equivalents....      6,097       94,970     (84,674)
Cash and cash equivalents, beginning of year................      1,588        7,685     102,655
                                                              ---------    ---------    --------
Cash and cash equivalents, end of year......................  $   7,685    $ 102,655    $ 17,981
                                                              =========    =========    ========

          See accompanying notes to consolidated financial statements.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Citadel Broadcasting Company was formed August 21, 1991 as a Nevada corporation. Citadel Communications Corporation ("Citadel Communications" or the "Parent") owns all of the outstanding common stock of Citadel Broadcasting Company. Citadel License, Inc. was a wholly-owned subsidiary of Citadel Broadcasting Company. On December 28, 1999, Citadel License, Inc. was merged into Citadel Broadcasting Company. Citadel Broadcasting Company owns and operates radio stations and holds Federal Communications Commission ("FCC") licenses in Arkansas, California, Colorado, Idaho, Indiana, Louisiana, Maine, Massachusetts, Michigan, Nevada, New Hampshire, New Mexico, New York, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Utah and Washington.

     In addition, Citadel Broadcasting Company owns and operates an internet service provider, offering its subscribers a variety of services, including electronic mail and access to the internet. In December 1999, Citadel Broadcasting Company decided to discontinue its internet operations (see further discussion at Note (3)).

Principles of Consolidation and Presentation

     The accompanying consolidated financial statements include Citadel Broadcasting Company and, until its merger on December 28, 1999, its wholly-owned subsidiary, Citadel License, Inc. (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

     On November 9, 1999, the Company sold 18 FM and 7 AM radio stations to Marathon Media, L.P. for approximately $26.0 million. The cash received from this sale plus accrued interest is classified as restricted cash on the Company's balance sheet as of December 31, 1999. These funds must be utilized as part of the purchase price of the Broadcasting Partners Holdings, L.P. acquisition (see acquisitions and dispositions, Note (2) for further details).

Derivative Financial Instruments

     During 1998 and 1999, the Company utilized an interest rate swap agreement to hedge the effects of fluctuations in interest rates. Amounts receivable or payable due to settlement of the interest rate swap agreement were recognized as interest expense or income on a monthly basis. A mark-to-market adjustment was recorded as a component of shareholders' equity to reflect the fair value of the interest rate swap agreement. The interest rate swap agreement expired in December of 1999.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and Equipment

     Assets acquired in business combinations are accounted for using the purchase method of accounting and are recorded at their estimated fair value upon acquisition as determined by management or by independent appraisal. Property and equipment additions are recorded at cost. Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are capitalized and depreciated straight-line over the shorter of the lease terms or the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred.

Intangible Assets

     Intangible assets with determinable lives have been allocated among various categories of customer-based or market-based intangibles at their estimated fair value upon acquisition as determined by management or by independent appraisal. Goodwill represents the excess of cost over the fair value of tangible assets and intangible assets with determinable lives.

     Amortization is provided on the straight-line method over the estimated useful lives of the related assets. Other intangible assets are comprised of acquisition costs, agreements not to compete, broadcast licenses, subscriber lists, premium lease space and subcarrier antenna income. Pending acquisition costs are deferred and capitalized as part of completed acquisitions or expensed in the period in which the pending acquisition is terminated. The Company's policy is to write off intangible assets once they have become fully amortized.

Debt Issuance Costs

     The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share

     Basic earnings (loss) per share is computed by dividing income (loss) available to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years ended December 31, 1997, 1998 and 1999, the Company had no securities or contracts to issue common stock.

Revenue Recognition

     Broadcasting operations derive revenue from the sale of program time and commercial announcements to local, regional and national advertisers. Revenue is recognized when the programs and commercial announcements are broadcast. On-line service revenue derived from the internet service provider is recognized over the period in which the services are provided.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Barter Transactions

     Barter contracts are agreements entered into under which the Company provides commercial air time in exchange for goods and services used principally for promotional, sales and other business activities. An asset and liability are recorded at the fair market value of the advertising surrendered based on the Company's historical practice of receiving cash for such advertising. Revenue is recorded and the liability is relieved when commercials are broadcast and expense is recorded and the asset is relieved when goods or services are used.

Comprehensive Loss

     As of January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting of comprehensive loss and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or shareholders' equity. SFAS No. 130 requires the reporting of a mark-to-market adjustment pertaining to a hedging contract which is recorded in shareholders' equity as a component of comprehensive loss.

Local Marketing Agreements

     Fees earned or incurred pursuant to various local marketing agreements ("LMA") are recognized as gross broadcasting revenue or station operating expenses, respectively, in the period that the services performed or received occur. The Company's consolidated financial statements include broadcasting revenue and station operating expenses of stations marketed under LMAs.

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

Business and Credit Concentrations

     In the opinion of management, credit risk with respect to receivables is limited due to the large number of customers and the geographic diversification of the Company's customer base. The Company performs credit evaluations of its customers and believes that adequate allowances for any uncollectable receivables are maintained. At December 31, 1998 and 1999, no receivable from any customer exceeded five percent of gross accounts receivable nor did any customer's account exceed more than ten percent of net broadcasting revenue for any of the periods presented.

Impairment Recognition

     Management evaluates the carrying value of all long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

value less costs to sell. Based on its most recent analysis, management believes that no material impairment in the value of long-lived assets existed at December 31, 1999.

Reclassifications

     Certain 1997 and 1998 balances have been reclassified to conform to the 1999 presentation.

(2)  ACQUISITIONS AND DISPOSITIONS

                       1999 ACQUISITIONS AND DISPOSITIONS

1999 Acquisitions

     During 1999, the Company acquired the assets of 42 FM and 15 AM radio stations and one internet service provider from various parties as follows:

                                                                                                 PURCHASE
    ACQUISITION DATE               SELLER             STATIONS           MARKET SERVED            PRICE
------------------------  ------------------------  -------------  -------------------------  --------------
                                                                                              (IN THOUSANDS)
RADIO STATIONS:
January 4, 1999.........  Fairview Communications,  1 FM           Wilkes-Barre/Scranton, PA     $ 1,276
                          Inc.
February 9, 1999........  62nd Street Broadcasting  5 FM and 1 AM  Saginaw, MI                    35,000
                          of Saginaw, L.L.C.
February 17, 1999.......  Zeve Broadcasting         1 FM and 1 AM  Harrisburg/Carlisle, PA         4,500
                          Company
March 17, 1999..........  Citywide Communications,  3 FM and 2 AM  Baton Rouge, LA                31,500
                          Inc                       3 FM and 1 AM  Lafayette, LA
April 30, 1999..........  Capstar Broadcasting      1 FM and 2 AM  Colorado Springs, CO           10,000
                          Company                   1 FM and 1 AM  Spokane, WA
May 3, 1999.............  AGM-Nevada, LLC           1 FM           Spokane, WA                     4,150
May 3, 1999.............  Monroe and Delaware       1 FM           Wilkes-Barre/Scranton, PA         995
                          Holdings, Inc.
June 30, 1999...........  Wicks Broadcast Group     3 FM and 2 AM  Binghamton, NY                 77,000
                          Limited Partnership and   5 FM and 3 AM  Charleston, SC
                          Affiliates                1 FM           Kokomo, IN
                                                    1 FM and 1 AM  Muncie, IN
August 31, 1999.........  Fuller-Jeffery            6 FM           Portland, ME                   63,500
                          Broadcasting Companies,   4 FM           Portsmouth, NH
                          Inc.
November 1, 1999........  KTBT Radio Broadcasting   1 FM           Baton Rouge, LA                 9,500
                          Co
December 23, 1999.......  Caribou Communications    4 FM and 1 AM  Oklahoma City, OK              60,000
                          Company

INTERNET SERVICE PROVIDERS:
March 1, 1999...........  Brainiac Services, Inc    N/A            Rhode Island                      288

     The acquisitions were accounted for by the purchase method of accounting and, accordingly, each purchase price was allocated to current assets as well as noncurrent tangible and intangible assets based on their fair values as determined by management. The acquisitions were funded with borrowings under the credit facility and

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

proceeds from capital contributions received from Citadel Communications. The aggregate purchase price, including acquisition costs of $6,968,000, was allocated as follows (numbers shown in thousands):

Property and equipment.....................................    25,852
Intangible assets..........................................   275,275
Other assets...............................................     3,550
                                                             --------
                                                             $304,677
                                                             ========

1999 Dispositions

     On April 30, 1999, the Company disposed of the assets of one FM station in Colorado Springs, Colorado in exchange for one other FM station in Colorado Springs owned by Capstar Broadcasting Company.

     On November 9, 1999, the Company sold the assets of two FM and one AM station in Eugene, OR, four FM and two AM stations in Medford, OR, four FM and one AM station in Tri-Cities, WA, four FM and one AM station in Billings, MT, two FM stations in Johnstown, PA and two FM and two AM stations in State College, PA to Marathon Media for the sale price of approximately $26.0 million. A loss of approximately $.9 million was recognized on the sale.

                       1998 ACQUISITIONS AND DISPOSITIONS

1998 Acquisitions

     During 1998, the Company acquired the assets of seven FM and four AM radio stations and five internet service providers from various parties as follows:

                                                                                                 PURCHASE
    ACQUISITION DATE               SELLER             STATIONS           MARKET SERVED            PRICE
------------------------  ------------------------  -------------  -------------------------  --------------
                                                                                              (IN THOUSANDS)
RADIO STATIONS:
January 2, 1998.........  Endless Mountain          1 FM and 1 AM  Wilkes-Barre/Scranton, PA     $   815
                          Broadcasting, Inc.
February 12, 1998.......  Pacific Northwest         2 FM and 1 AM  Boise, ID                      14,400
                          Broadcasting Corporation
March 26, 1998..........  S&P Broadcasting Limited  2 FM and 1 AM  Wilkes-Barre/Scranton, PA       6,000
                          Partnerships
April 21, 1998..........  Wilson Group, LLC         2 FM           Boise, ID                      14,506
November 17, 1998.......  Beasley Broadcasting of   1 AM           Little Rock, AR                 5,108
                          Arkansas, Inc.
INTERNET SERVICE PROVIDERS:
September 18, 1998......  Digital Planet, L.C.      N/A            Salt Lake City, UT                225
September 29, 1998......  Internet Tech. Systems,   N/A            Salt Lake City, UT              1,535
                          Inc
October 15, 1998........  In Quo                    N/A            Salt Lake City, UT                335
October 26, 1998........  The Johnson Connection,   N/A            Salt Lake City, UT                320
                          LLC
December 8, 1998........  The Friendly Net, LLC     N/A            Salt Lake City, UT                 93

     The acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase price was allocated to current assets as well as noncurrent tangible and intangible assets based on their fair values

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

as determined by management. The acquisitions were funded with proceeds from debt. The aggregate purchase price, including acquisition costs of $1,242,000, was allocated as follows (numbers shown in thousands):

Property and equipment.....................................  $ 3,477
Intangible assets..........................................   41,031
Other assets...............................................       71
                                                             -------
                                                             $44,579
                                                             =======

1998 Dispositions

     In October 1998, the Company sold the assets of WQCY-FM, WTAD-AM, WBJR-FM and WMOS-FM in Quincy, Illinois for approximately $2.3 million. A gain of approximately $1.3 million was recognized on the sale.

     In November 1998, the Company sold the assets of KRNN-AM in Little Rock, Arkansas for approximately $190,000. A loss of approximately $5,000 was recognized on the sale.

     In October 1997, the Company entered into an agreement pursuant to which the Company acquired WLEV-FM in exchange for approximately $23.0 million in cash and the FCC license and studio equipment of WEST-AM. Pending FCC approval, the disposition of WEST-AM was not recorded until the third quarter of 1998. The disposition of WEST-AM was recorded as a purchase price adjustment aggregating approximately $463,000.

Pro Forma

     The following summary, prepared on a pro forma basis, presents the results of operations as if all the above radio station acquisitions and dispositions had been completed as of January 1, 1998.

                                                             UNAUDITED
                                                    ----------------------------
                                                     YEAR ENDED      YEAR ENDED
                                                    DECEMBER 31,    DECEMBER 31,
                                                        1998            1999
                                                    ------------    ------------
                                                           (IN THOUSANDS)
Net broadcasting revenue..........................    $174,449        $199,089
Operating income..................................       5,950          16,482
Net loss from continuing operations...............     (11,539)        (12,543)

     The pro forma results are not necessarily indicative of what actually would have occurred if the radio stations had been owned for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Pending Acquisitions

     On October 5, 1999, the Company entered into a purchase and sale agreement with Kenneth A. Rushton, as Trustee of the Chapter 7 Bankruptcy Estate of Venture Broadcasting, Inc., to acquire one AM radio station serving Salt Lake City, Utah. The purchase price for the station and a related tower site is approximately $0.6 million in cash, which the Company has placed in an escrow account.

     On October 8, 1999, the Company entered into an exchange agreement with Titus Broadcasting Systems, Inc. to acquire one AM radio station in Binghamton, New York in exchange for one AM station in Binghamton owned by the Company and approximately $.6 million in cash.

     On October 27, 1999, the Company entered into a definitive agreement to acquire from Broadcasting Partners Holdings, L.P. and its affiliates the assets of 36 radio stations in 11 markets for approximately $190.0 million in cash. Upon consummation of the agreement, including the completion of pending acquisitions

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

by the selling entities, Citadel Broadcasting will acquire five stations in Buffalo, New York; four stations in Syracuse, New York; three stations in Atlantic City, New Jersey; five stations in Tyler-Longview, Texas; three stations in New London, Connecticut; two stations in New Bedford, Massachusetts; four stations in Monroe, Louisiana; four stations in Augusta-Waterville, Maine; two stations in Ithaca, New York; three stations in Presque Isle-Caribou, Maine; one station in Dennysville-Calais, Maine as well as the right to operate an additional FM radio station in Atlantic City/Cape May under a program service and time brokerage agreement and the right to sell advertising in the United States for one FM radio station in Niagra Falls, Ontario under a joint sales agreement.

     On November 16, 1999, the Company entered into a definitive agreement with KSMB/KACY Radio Broadcasting Company, KVOL Radio Broadcasting Company and Powell Broadcasting Company, Inc. to acquire two FM and two AM radio stations in Lafayette, Louisiana for the purchase price of approximately $8.5 million in cash.

     On November 16, 1999, the Company entered into an exchange agreement with LifeTalk Broadcasting Association to acquire one AM radio station in Albuquerque, New Mexico in exchange for one AM radio station in Albuquerque owned by the Company and approximately $5.4 million in cash, of which, the Company has prepaid $1.0 million.

     On December 3, 1999, the Company entered into an asset purchase agreement with Liggett Broadcast, Inc. and certain of its affiliates to acquire four FM and two AM radio stations serving the Lansing, Michigan market, two FM radio stations serving the Saginaw, Michigan market and one FM radio station serving the Flint, Michigan market for the aggregate purchase price of approximately $120.5 million, consisting of 200,000 shares of common stock of Citadel Communications valued at $50.375 per share, based on the closing share price of the common stock on December 2, 1999, and approximately $110.4 million in cash. However, if the value of the common stock at the time of closing, based on the 20-day average closing sale price per share prior to closing, is less than 90% of the value on December 2, 1999, then no common stock will be issued and the purchase price will be paid entirely in cash.

     On December 3, 1999, the Company entered into two asset purchase agreements to acquire a total of two FM radio stations serving the Worcester, Massachusetts market for an aggregate purchase price of approximately $24.5 million in cash.

     On December 21, 1999 the Company entered into an asset purchase agreement to acquire one FM radio station serving the Worcester, Massachusetts market for the purchase price of approximately $14.3 million in cash.

     The pending acquisitions are all subject to various conditions to closing, including Federal Communications Commission approval.

(3)  DISCONTINUED OPERATIONS

     In December of 1999, the Company's management decided to discontinue the operations of its internet service provider, eFortress. As a result of this decision, the Company has adopted a plan for the disposition by sale of eFortress. This plan includes the sale of subscribers and all related internet service equipment. The

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company is currently in negotiations with other internet service providers and anticipates finalizing the sale by the end of the second quarter of 2000.

     eFortress has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated for all periods presented in the accompanying consolidated financial statements. Revenue, related losses and income taxes associated with the discontinued operations are as follows:

                                                           1997      1998      1999
                                                           -----    ------    -------
Revenue..................................................  $ 555    $2,114    $ 4,488
                                                           -----    ------    -------
Income (loss) from discontinued operations before
  taxes..................................................   (102)       30     (4,437)
Income tax expense (benefit).............................     --         9       (162)
                                                           -----    ------    -------
Income (loss) from discontinued operations, net of
  taxes..................................................  $(102)   $   21    $(4,275)
                                                           =====    ======    =======

     The net assets of the discontinued operations at December 31, 1998 and 1999 have been reclassified in the accompanying consolidated balance sheet as follows:

                                                          1998      1999
                                                         ------    ------
                                                          (IN THOUSANDS)
Accounts receivable, net...............................  $  524    $   42
Other current assets...................................     187         3
Property and equipment, net............................   1,056     1,522
Intangibles, net.......................................   2,344     2,085
Current liabilities....................................    (493)   (1,377)
                                                         ------    ------
Net assets of discontinued operations..................  $3,618    $2,275
                                                         ======    ======

(4)  ASSETS HELD FOR SALE

     On January 13, 1999, the Company entered into an agreement to sell substantially all of the assets of the Company's 18 FM and 7 AM radio stations serving the markets of Eugene, Oregon; Medford, Oregon; Tri-Cities, Washington; Billings, Montana; Johnstown, Pennsylvania and State College, Pennsylvania for an aggregate purchase price of approximately $26.0 million. On November 9, 1999, the Company completed the sale and recognized a loss of approximately $.9 million.

     As of December 31, 1998, the net assets of the radio stations are presented in the accompanying consolidated balance sheet as "Assets held for sale".

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1999 consists of the following:

                                                                             ESTIMATED
                                                      1998        1999      USEFUL LIFE
                                                    --------    --------    -----------
                                                       (IN THOUSANDS)
Land..............................................  $  3,891    $  5,257            --
Buildings and improvements........................     6,843      16,894    5-30 years
Transmitters, towers and equipment................    27,929      45,805    5-15 years
Office furniture and equipment....................     5,827       8,247     3-5 years
Airplane..........................................        --       9,131       5 years
Construction in progress..........................     1,078       1,316            --
                                                    --------    --------
                                                      45,568      86,650
Less accumulated depreciation and amortization....   (12,539)    (18,615)
                                                    --------    --------
                                                    $ 33,029    $ 68,035
                                                    ========    ========

(6)  INTANGIBLE ASSETS

     Intangible assets at December 31, 1998 and 1999 consist of the following:

                                                                             ESTIMATED
                                                      1998        1999      USEFUL LIFE
                                                    --------    --------    -----------
                                                       (IN THOUSANDS)
Goodwill and broadcasting licenses................  $297,641    $594,801      15 years
Noncompetition agreements.........................     2,064       5,929     3-7 years
Premium lease space...............................        50          50    1-13 years
Subcarrier antenna income.........................       104         104     1-4 years
                                                    --------    --------
                                                     299,859     600,884
Less accumulated amortization.....................   (33,413)    (62,220)
                                                    --------    --------
                                                    $266,446    $538,664
                                                    ========    ========

(7)  ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1998 and 1999 consist of the following:

                                                               1998       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Interest....................................................  $ 6,417    $ 6,815
Music license fees..........................................      170        262
Compensation and commissions................................    3,104      2,170
Other.......................................................    1,178      4,097
                                                              -------    -------
                                                              $10,869    $13,344
                                                              =======    =======

(8)  NOTE PAYABLE

     On July 3, 1997, the Company entered into an amended and restated financing agreement which originally allowed for revolving loan borrowings up to a maximum of $150.0 million. Pursuant to the agreement, this amount began to reduce quarterly on December 31, 1997.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     On December 17, 1999, the Company terminated the July 3, 1997 financing agreement, repaid all amounts borrowed under the agreement and entered into a new credit facility ("Senior Credit Facility"), which provides for the making of term loans at any time during the period from December 17, 1999 to December 15, 2000, in an aggregate principal amount not in excess of $250.0 million and revolving loans at any time and from time to time prior to March 31, 2007 (subject to extension to December 31, 2007), in an aggregate principal amount at any one time outstanding not in excess of $150.0 million. Of the $150.0 million which is available in the form of revolving loans under the revolving credit facility, until March 31, 2000, up to $75.0 million of the revolving credit facility may be made available in the form of letters of credit. In addition, the Company may request up to $300.0 million in additional term loans, which term loans may be made at the sole discretion of the lenders. Of such additional $300.0 million amount, at the request of the Company, up to $100.0 million may be in the form of an increase in the $150.0 million revolving credit commitment. The lenders are under no obligation to make such additional $300.0 million available, whether in the form of term loans, revolving loans or otherwise.

     Amounts borrowed under the Senior Credit Facility bear interest at a rate equal to an applicable margin (described below) plus either (a) the greater of the prime rate of interest announced from time to time by Credit Suisse First Boston, New York, New York, and the federal funds effective rate in effect from time to time plus 0.5%, or (b) if the Company so elects, the LIBO rate divided by one minus the eurocurrency reserve requirements prescribed by the Federal Reserve Board or other governmental body in effect from time to time. The applicable margin is expected to range between 0% and 1.5% for the rate discussed in clause (a) above and between 0.75% and 2.5% for the rate discussed in clause (b) above. Interest is payable quarterly for prime rate loans and for LIBO loans, interest payment dates can be monthly, quarterly or semi-annually.

     Draws may be made under the term loans facility solely to finance a portion of the acquisitions currently planned by the Company, to finance a portion of future permitted acquisitions and to pay related fees and expenses. The amount of any term loans outstanding on December 17, 2002 must be repaid in varying quarterly installments ranging from 3.75% of the amount on March 31, 2003 to 6.25% of the amount on March 31, 2007.

     The letter of credit facility, which is a sub facility of the revolving credit facility, provides for the issuance of letters of credit to be used by the Company as security for the obligations of the Company under agreements entered into in connection with certain radio station acquisitions and for any other purpose related to the business of the Company. On December 31, 1999, letters of credit in the aggregate amount of approximately $20.4 million were issued and outstanding.

     At December 31, 1999, the Company's outstanding balance under the Senior Credit Facility was $132.0 million. Interest is payable at 8.125% as of December 31, 1999. As of December 31, 1998, the Company did not have an outstanding balance under the July 3, 1997 financing agreement.

     The Senior Credit Facility is secured by a pledge of property and equipment and the common stock of Citadel Broadcasting. Various debt covenants place restrictions on, among other things, indebtedness, acquisitions, dividends, capital expenditures and the sale or transfer of assets. The debt covenant provisions also include certain financial ratio covenants, such as maximum leverage test, minimum interest coverage test and minimum fixed charges coverage test. At December 31, 1999, the Company was in compliance with all debt covenant provisions.

(9)  SENIOR SUBORDINATED NOTES PAYABLE

     On July 3, 1997, the Company completed the issuance of $101.0 million of its 10 1/4% Senior Subordinated Notes ("1997 Notes") due 2007. Interest is payable semi-annually. The 1997 Notes will be redeemable at the

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

option of the Company, in whole or in part, at any time on or after July 1, 2002 at a redemption price as stated in the following percentages:

                                                             REDEMPTION
                                                               PRICE
                                                             ----------
2002.......................................................   105.125%
2003.......................................................   104.100%
2004.......................................................   103.075%
2005.......................................................   102.050%
2006.......................................................   101.025%

     In addition, at any time prior to July 1, 2000, subject to certain conditions, the Company may, at its option, redeem a portion of the 1997 Notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 1997 Notes), at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption. The 1997 Notes are shown net of unamortized discount of $2.3 million at December 31, 1999.

     The indenture governing the 1997 Notes contains certain restrictive covenants, including limitations which restrict the ability of the Company to incur additional debt, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. At December 31, 1999, the Company was in compliance with all debt covenants.

     On November 19, 1998, the Company completed the issuance of $115.0 million of its 9 1/4% Senior Subordinated Notes ("1998 Notes") due in 2008. The 1998 Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after November 15, 2003 at a redemption price as stated in the following percentages:

                                                             REDEMPTION
                                                               PRICE
                                                             ----------
2003.......................................................   104.625%
2004.......................................................   103.083%
2005.......................................................   101.541%
2006.......................................................   100.000%

     In addition, at any time prior to November 15, 2001, the Company may, at its option, redeem a portion of the 1998 Notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 1998 Notes), at a redemption price equal to 109.25% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. The 1998 Notes are shown net of unamortized discount of $3.2 million at December 31, 1999.

     The indenture governing the 1998 Notes contains certain restrictive covenants, including limitations which restrict the ability of the Company to incur additional debt, incur liens, pay cash dividends, purchase the Company's common stock or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease,

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

convey or otherwise dispose of all or substantially all of its assets. At December 31, 1999, the Company was in compliance with all covenants.

     The aggregate Senior Subordinated Notes payable at December 31, 1999 are as follows:

                                                               1998       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
1997 Notes.................................................  $101,000    101,000
1998 Notes.................................................   115,000    115,000
                                                             --------   --------
                                                              216,000    216,000
Less unamortized discount..................................    (5,909)    (5,491)
                                                             --------   --------
                                                             $210,091    210,509
                                                             ========   ========

(10)  OTHER LONG-TERM OBLIGATIONS

     Other long-term obligations at December 31, 1998 and 1999 consist of the following:

                                                               1998      1999
                                                              ------    ------
                                                               (IN THOUSANDS)
Various noncompetition and consulting agreements with the
  sellers of radio stations acquired, due at various dates
  through August 2006, face amount of $579,000 and
  $3,478,000 at December 31, 1998 and 1999, respectively,
  non-interest bearing with interest imputed at 8.0% to
  9.0%, net of discount of $77,000 and $660,000 in 1998 and
  1999 respectively.........................................  $  503    $2,818
Prepayment premium on extinguishment of debt................     683        --
Capital leases..............................................      22        40
Other.......................................................      --       500
                                                              ------    ------
                                                               1,208     3,358
Less current maturities.....................................    (168)     (842)
                                                              ------    ------
Long-term portion...........................................  $1,040    $2,516
                                                              ======    ======

     The required aggregate principal payments as of December 31, 1999, excluding the amortization of debt discount, are as follows:

                                                             (IN THOUSANDS)
2000.......................................................      $  842
2001.......................................................         762
2002.......................................................         477
2003.......................................................         439
2004.......................................................         449
Thereafter.................................................         389
                                                                 ------
                                                                 $3,358
                                                                 ======

(11)  SHAREHOLDER'S EQUITY

     On July 7, 1998, the Company's parent, Citadel Communications, consummated an initial public offering (the "IPO") of 6,880,796 shares of its common stock at an initial public offering price of $16.00 per share. Of such shares, 6,250,000 shares were sold by Citadel Communications and 630,796 shares were sold by certain stockholders of Citadel Communications. On July 14, 1998, Citadel Communications sold an additional

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1,032,119 shares of its common stock at the initial public offering price pursuant to the exercise of the underwriters' over-allotment option. Total proceeds of the IPO, including proceeds for the shares issued upon the exercise of the over-allotment option, were approximately $126.6 million, of which total proceeds to Citadel Communications were approximately $106.6 million, total proceeds to the selling stockholders were approximately $9.4 million and total underwriting discounts, commissions and costs were approximately $10.6 million.

     On June 25, 1999, Citadel Communications completed a stock offering of 11,500,000 shares of its common stock at $29.95 per share. Of such shares, 5,000,000 shares were sold by Citadel Communications and 6,500,000 shares were sold by certain stockholders of Citadel Communications. Total proceeds of the offering, net of underwriting discounts and commissions, were approximately $322.9 million of which proceeds to Citadel Communications were approximately $140.4 million and proceeds to the selling stockholders were approximately $182.5 million. Total underwriting discounts and commissions were approximately $13.5 million.

     On the same date as the stock offering, Citadel Communications purchased 5,000 shares of common stock of the Company for an aggregate purchase price of approximately $51.7 million and contributed approximately $88.7 million of additional paid in capital to the Company. The purchase of stock and additional capital contributions were funded by the net proceeds from Citadel Communications' stock offering. The Company utilized a portion of the proceeds to redeem approximately 35% of its 13 1/4% exchangeable preferred stock (see Note (12)).

     Net capital contributions to the Company from Citadel Communications are shown in the accompanying consolidated statements of shareholder's equity, and represent the net contributions received by the Company for (i) the issuance of preferred stock and the exercise of common stock options in 1997, (ii) the exercise of common stock options in 1998, and (iii) issuance of common stock and the exercise of common stock options in 1999.

Deferred Compensation

     In September 1998, Citadel Communications entered into stock option award agreements with several key employees. The terms of the agreements provide for 114,000 options to purchase new common stock at an exercise price of $16.00 per share which vest over a five-year period. The fair market value on the date of grant was $25.813 per share. Accordingly, the Company is amortizing to compensation expense $1.1 million ratably over the five-year vesting period, which represents the difference between the exercise price and fair market value. The Company recognized compensation expense under the agreements of approximately $74,000 and $224,000 for the years ended December 31, 1998 and 1999, respectively.

     In July of 1999, the shareholders of Citadel Communications approved Citadel Communications' 1999 Long-Term Incentive Plan, (the "1999 Incentive Plan"), which is intended to be the primary long-term incentive vehicle for senior management. Under the 1999 Incentive Plan, each participant receives an option to acquire a certain number of shares of common stock based on meeting certain stock price performance criteria and once the criteria has been met, the options vest over five years. The exercise price of options granted is $29.25 per share. During the performance period, the shares subject to the option are earned in one-fifth increments for each increase in average stock price (with the average calculated over 20 consecutive trading days) equal to one-fifth of the difference between the option's doubled exercise price and the option exercise price.

     A total of 1,750,000 options to purchase common stock at an exercise price of $29.25 were authorized under the 1999 Incentive Plan. As of December 31, 1999, 1,400,000 or four-fifths of the options had met the performance criteria. The difference between the exercise price of the options and the fair market value of Citadel Communications' common stock, which ranged between $36.50 and $60.00 per share, at the date the options met the performance criteria has been recorded as deferred compensation of approximately $27.6 million. The compensation expense is amortized over the five year vesting period. The Company recognized compensation expense of approximately $1,503,000 for the year ended December 31, 1999.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12)  EXCHANGEABLE PREFERRED STOCK

     On July 3, 1997, the Company completed the sale of 1,000,000 shares of 13 1/4% Exchangeable Preferred Stock ("Exchangeable Preferred Stock") for $100.0 million. The Exchangeable Preferred Stock has a liquidation preference of $100 per share, plus accumulated and unpaid dividends. Dividends on the Exchangeable Preferred Stock accrue at the rate of 13 1/4% per annum and are payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1998. On or prior to July 1, 2002, dividends are payable in additional shares of Exchangeable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends, or, at the option of the Company, in cash. Thereafter, all dividends will be payable only in cash. The Company will be required to redeem the Exchangeable Preferred Stock on July 1, 2009 (subject to the legal availability of funds therefore) at a redemption price equal to the liquidation preference thereof, plus accumulated and unpaid dividends, if any, to the date of redemption.

     On August 2, 1999, the Company redeemed approximately 35% of its issued and outstanding 13 1/4% exchangeable preferred stock. Total shares redeemed were approximately 452,000 at a redemption price of $113.25 per share for a total of approximately $51.2 million. In addition, the Company paid approximately $0.5 million of accrued dividends on the redeemed shares.

     The Exchangeable Preferred Stock is presented net of unamortized issuance costs of approximately $4.4 million and $4.2 million at December 31, 1998 and 1999, respectively. The Exchangeable Preferred Stock includes accrued dividends at December 31, 1999 of approximately $5.6 million which were paid in 55,621 additional shares of Exchangeable Preferred Stock on January 1, 2000. During 1999, dividends were paid in 75,267 additional shares on January 1, 1999 and 80,253 additional shares on July 1, 1999. At December 31, 1998 and 1999, 1,136,104 and 839,556 shares were issued and outstanding.

     The Certificate of Designation for the Exchangeable Preferred Stock contains certain covenants, which, among other things, restrict the ability of the Company with respect to: (i) the incurrence of additional debt; (ii) restricted payments; (iii) issuances and sales of stock of certain subsidiaries; and (iv) consolidations, mergers or sales of assets. The Company was in compliance with these covenants at December 31, 1999.

(13)  INCOME TAXES

     The Company is included in the consolidated tax returns of Citadel Communications and calculates its tax provision or benefit as though it filed a separate return. For the year ended December 31, 1997, the Company generated a net loss for both financial reporting and income tax purposes; therefore, no current tax provision has been recorded. The income tax benefit in 1997, 1998 and 1999 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in the tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions offset by federal alternative minimum tax and state tax expense. At December 31, 1999, Citadel Communications has net operating loss carry forwards for federal income tax purposes of approximately $42.2 million, which begin to expire in 2011.

     On June 28, 1996, Citadel Communications underwent an ownership change in accordance with Section 382 of the Internal Revenue Code. Due to this change, the net operating losses of Citadel Communications generated prior to the date of the ownership change is subject to limitation in future years. The approximate amount of the net operating losses, which are limited at December 31, 1999, is $2.1 million, which may be used in the year 2000.

     On June 25, 1999, Citadel Communications underwent an additional ownership change in accordance with Section 382 of the Internal Revenue Code. However, the net operating loss limitation exceeded Citadel Communications' net operating losses and therefore no additional limitation will be imposed on Citadel Communications' net operating losses.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The components of the Company's income tax benefit for the year ended December 31, 1997, 1998 and 1999 are as follows:

                                                          1997      1998       1999
                                                          -----    -------    -------
                                                                (IN THOUSANDS)
Current tax expense:
  Federal...............................................  $  --    $    87    $   143
  State.................................................     --        324        803
                                                          -----    -------    -------
                                                             --        411        946
                                                          -----    -------    -------
Deferred tax benefit:
  Federal...............................................   (654)    (1,535)    (2,204)
  State.................................................   (116)      (271)      (389)
                                                          -----    -------    -------
                                                           (770)    (1,806)    (2,593)
                                                          -----    -------    -------
Total income tax benefit................................  $(770)   $(1,395)   $(1,647)
                                                          =====    =======    =======

     A reconciliation of the Company's income tax benefit as compared to the tax benefit calculated by applying the federal statutory rate (34%) to the loss from continuing operations before income taxes for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                          1997       1998       1999
                                                         -------    -------    -------
                                                                (IN THOUSANDS)
Federal statutory rate applied to the loss from
  continuing operations before income taxes............  $(1,856)   $(1,818)   $(2,142)
State tax, net of federal benefit......................       --        214        530
Amortization of goodwill...............................      425        778      1,045
Nondeductible meals and entertainment..................       51         88         78
Effect of the ability to utilize net operating loss
  carry forwards.......................................      680       (667)    (1,158)
Other..................................................      (70)        10         --
                                                         -------    -------    -------
                                                         $  (770)   $(1,395)   $(1,647)
                                                         =======    =======    =======

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, liabilities and the valuation allowance are as follows:

                                                                1998        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
Receivables, principally due to allowance for doubtful
  accounts..................................................  $    475    $    977
Net operating loss carry forwards...........................     9,667      16,871
Accrued liabilities not currently deductible................       124         354
Unrealized loss on hedging contract.........................       157          --
Intangible assets; differences in book and tax
  amortization..............................................        --       3,043
Compensation related to stock options.......................        --         720
Other.......................................................        --         200
                                                              --------    --------
     Total deferred tax assets..............................    10,423      22,165
Valuation allowance.........................................    (6,273)    (17,798)
                                                              --------    --------
     Net deferred tax assets................................     4,150       4,367
                                                              --------    --------
Deferred tax liabilities:
Property and equipment, principally due to accelerated
  depreciation..............................................    (3,423)     (4,367)
Intangible assets; differences in book and tax
  amortization..............................................      (727)         --
Differences between the tax basis and fair value of
  intangibles and fixed assets acquired in stock-based
  acquisitions..............................................   (24,844)    (45,640)
                                                              --------    --------
     Total deferred tax liabilities.........................   (28,994)    (50,007)
                                                              --------    --------
Net deferred tax liability..................................  $(24,844)   $(45,640)
                                                              ========    ========

     The valuation allowance has increased (decreased) by approximately $.8 million, $(1.2) million and $11.5 million for the years ended December 31, 1997, 1998 and 1999, respectively. Management has considered certain tax planning strategies as permitted under SFAS No. 109, "Accounting for Income Taxes." Management has determined that the tax benefits associated with the recorded deferred tax assets, net of valuation allowance, are more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences.

     At December 31, 1999, Citadel Communications has an alternative minimum tax credit (AMT) carry forward of approximately $126,000. AMT credits are available to be carried forward indefinitely and may be utilized against regular federal tax to the extent they do not exceed computed AMT calculations.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14)  QUARTERLY RESULTS (UNAUDITED)

     The following table presents the Company's selected unaudited quarterly results for eight quarters ended December 31, 1999. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results (in thousands except for per share amounts).

                                       FIRST       SECOND      THIRD       FOURTH
                                      QUARTER     QUARTER     QUARTER     QUARTER       TOTAL
                                      --------    --------    --------    --------    ---------
                                                FOR THE YEAR ENDED DECEMBER 31, 1998
Net broadcasting revenue(1).........  $ 27,836    $ 34,399    $ 35,437    $ 35,640    $ 133,312
Operating income/(loss)(1)..........      (907)      2,982       3,805       5,248       11,128
Net income (loss)...................    (5,115)     (1,713)        547       2,350       (3,931)
Net loss applicable to common
  shares............................    (8,687)     (5,200)     (3,216)     (1,414)     (18,517)
Basic and diluted net loss per
  common share......................  $(217.18)   $(130.00)   $ (80.41)   $ (35.35)   $ (462.93)

                                                FOR THE YEAR ENDED DECEMBER 31, 1999
Net broadcasting revenue(1).........  $ 31,192    $ 41,286    $ 50,494    $ 55,523    $ 178,495
Operating income/(loss)(1)..........      (338)      6,178       6,888       5,969       18,697
Net income (loss)...................    (5,181)        673         455      (4,875)(2)    (8,928)
Net loss applicable to common
  shares............................    (9,194)     (3,340)     (2,841)     (7,656)     (23,031)
Basic and diluted net loss per
  common share......................  $(229.85)   $ (82.93)   $ (63.13)   $(170.13)   $ (540.77)

---------------
(1) Net broadcasting revenue and operating income/(loss) amounts have been adjusted for discontinued operations for all quarters presented above.

(2) Represents $1.7 million amortization of deferred compensation, additional bad debt reserves, accrual of year 2000 estimated losses for discontinued operations and increased depreciation, amortization and interest expense due to acquisitions.

(15)  SUPPLEMENTAL FINANCIAL INFORMATION

     The Company paid cash of approximately $6.7 million, $16.1 million and $23.1 million for interest and approximately $2,000, $287,000 and $675,000 for taxes for the years ended December 31, 1997, 1998 and 1999, respectively.

     Barter revenue included in gross broadcasting revenue and barter expenses included in station operating expenses amounted to approximately $7.4 million, $11.0 million and $18.3 million and $7.1 million, $9.5 million and $11.7 million for the years ended December 31, 1997, 1998 and 1999, respectively.

     A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 1997, 1998 and 1999 follows:

                                               BALANCE AT                                 BALANCE AT
                                              BEGINNING OF                                  END OF
                                                 PERIOD       ADDITIONS    DEDUCTIONS       PERIOD
                                              ------------    ---------    ----------    -------------
                                                                   (IN THOUSANDS)
Year ended December 31, 1997................     $  621        $1,016       $  (828)        $  809
Year ended December 31, 1998................        809         1,201          (823)         1,187
Year ended December 31, 1999................      1,187         6,702        (5,446)         2,443

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

'The following supplemental information is related to the consolidated statements of cash flows. The Company recorded the following significant non-cash items for the years ended December 31, 1997, 1998 and 1999:

                                                                 1997       1998       1999
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Difference between tax basis and fair value of intangible
  assets and fixed assets acquired in stock-based
  acquisitions..............................................    $22,400    $ 3,445    $23,857
                                                                =======    =======    =======
Dividends for exchangeable preferred stock..................    $ 6,551    $14,586    $14,103
                                                                =======    =======    =======
Note payable issued for property and equipment..............    $    --    $   120    $    --
                                                                =======    =======    =======
Transfer of fixed assets and intangible assets, to assets
  held for sale for pending disposition.....................    $    --    $25,938    $    --
                                                                =======    =======    =======
Unrealized loss on hedging contract, net of tax.............    $    --    $   236    $    --
                                                                =======    =======    =======
Accretion of exchangeable preferred stock issuance costs....    $    82    $   180    $   206
                                                                =======    =======    =======

(16)  CITADEL COMMUNICATIONS FINANCIAL DATA

     The following is summary consolidated financial data for Citadel Communications and its subsidiary, the Company.

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Consolidated Balance Sheets:
  Current assets.....................................    $168,055    $ 76,154
  Property and equipment, net........................      33,029      68,035
  Intangible assets, net.............................     266,446     538,664
  Other assets.......................................       4,238      33,760
                                                         --------    --------
          Total assets...............................    $471,768    $716,613
                                                         ========    ========
Current liabilities..................................    $ 15,055    $ 21,377
Notes payable, less current maturities...............          --     132,000
Senior subordinated notes payable....................     210,091     210,509
Other liabilities....................................      25,884      48,156
                                                         --------    --------
          Total liabilities..........................     251,030     412,042
Exchangeable preferred stock.........................     116,775      85,362
Shareholders' equity.................................     103,963     219,209
                                                         --------    --------
          Total liabilities and shareholders'
            equity...................................    $471,768    $716,613
                                                         ========    ========

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Consolidated Statements of Operations:
  Net broadcasting revenue...........................    $133,312    $178,495
  Operating income...................................      11,128      18,697
  Interest expense...................................      18,126      25,385
  Other income, net..................................      (1,651)       (388)
                                                         --------    --------
  Income (loss) before income taxes and discontinued
     operations......................................      (5,347)     (6,300)
  Deferred income tax (benefit)......................      (1,395)     (1,647)
                                                         --------    --------
  Loss from continuing operations....................      (3,952)     (4,653)
  Income (loss) from discontinued operations, net of
     tax.............................................          21      (4,275)
                                                         --------    --------
          Net loss...................................    $ (3,931)   $ (8,928)
                                                         ========    ========
Dividend requirement for exchangeable preferred
  stock..............................................    $ 14,586    $ 14,103
                                                         ========    ========

(17)  CITADEL LICENSE FINANCIAL DATA

     The operations of Citadel License, a wholly-owned subsidiary of the Company, until its merger into the Company on December 28, 1999, included holding FCC licenses for all stations owned by the Company and the amortization of these licenses. Citadel License had guaranteed the 1997 Notes and 1998 Notes (See Note 9). The guarantee was full, unconditional and joint and several. The separate financial statements of Citadel License have not been presented because management of the Company has determined they would not be material to investors. There are no costs or expense of Citadel License that are borne by the Company. Citadel License was the only subsidiary of the Company. The financial data for Citadel License has only been presented for 1998 due to its merger into the Company during 1999.

     The following is summary financial data for Citadel License:

                                                              DECEMBER 31, 1998
                                                              -----------------
                                                               (IN THOUSANDS)
Balance Sheet:
  Assets held for sale................................            $  9,482
  Intangible assets, net (broadcast licenses).........             150,451
                                                                  --------
          Total assets................................            $159,933
                                                                  ========
          Shareholders' equity........................            $159,933
                                                                  ========
Statement of Operations:
  Amortization expense................................              12,036
                                                                  --------
          Net loss....................................            $(12,036)
                                                                  ========

(18)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following summary presents a description of the methodologies and assumptions used to determine the estimated fair values for the Company's financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments."

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     Since the fair value is estimated as of December 31, 1999, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

Cash Equivalents, Accounts Receivable, Accounts Payable, Due From Related Parties and Accrued Liabilities

     The carrying amount is assumed to be the fair value because of the liquidity or short-term maturity of these instruments.

Senior Subordinated Notes, Note Payable, Exchangeable Preferred Stock and Other Long-Term Obligations

     The fair value of the Company's Senior Subordinated Notes, Exchangeable Preferred Stock and other long-term obligations approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

     In 1996, the Company entered into an interest rate swap agreement with a financial institution. The fair value of the interest rate swap as of December 31, 1998 was approximately $(393,000) as determined by the financial institution, and represents an unrealized loss. The fair value of the interest rate swap is the estimated amount that the financial institution would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. The interest rate swap agreement was terminated on December 10, 1999.

(19)  TRANSACTIONS WITH RELATED PARTIES

Leaseback

     On December 29, 1995, the Company entered into a sale-leaseback transaction with an entity controlled by a principal shareholder, officer and director of Citadel Communications and an officer and director of the Company. The Company made payments of approximately $207,000, $207,000 and $252,000 in 1997, 1998 and 1999, respectively. This operating lease was terminated effective January 1, 2000.

Noncompetition Agreement

     In connection with an acquisition, the Company entered into a noncompetition agreement with an entity whose president is also a director of Citadel Communications and the Company. In consideration for such noncompetition agreement, the Company paid the entity $100,000 in 1997 and 1998. The agreement expired during 1998.

     In connection with an acquisition, the Company entered into a seven-year noncompetition agreement with a previous owner who subsequently became a director of Citadel Communications and the Company, which provides for compensation of $250,000 per year. In consideration for such noncompetition agreement, the Company paid the individual approximately $83,000 in 1999.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Transactions with Connect Communications

     On October 1, 1999, the Company acquired certain assets and subscriber agreements of Connect Communications Corporation, an internet service provider in Arkansas, in exchange for extinguishment of approximately $100,000 in accounts receivable and certain equipment owned by the Company. The son of a director of Citadel Communications and the Company, is a director and shareholder of Connect Communications Corporation.

     Connect Communications Corporation also provided telephone service for the Little Rock, Arkansas market and on a limited basis for eFortress during 1999. The value of the telephone service provided in 1999 was approximately $124,000. As of December 31, 1999 Connect Communications Corporation owes the Company approximately $69,000 for third party telephone charges, which were to be reimbursed by Connect Communications Corporation.

Corporate Events

     During 1998, the Company paid an aggregate of approximately $76,000 in respect of accommodations and activity costs in connection with corporate events held at a facility owned by a separate entity, which is controlled by a principal shareholder, officer and director of Citadel Communications and an officer and director of the Company.

(20)  COMMITMENTS AND CONTINGENCIES

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

     The Company has received two civil investigative demands ("CIDs") from the Antitrust Division of the U.S. Department of Justice. One CID addresses the Company's acquisition of station KRST in Albuquerque, New Mexico and the second CID addresses the joint sales agreement for stations in Spokane, Washington and Colorado Springs, Colorado. The Company has provided the requested information in response to each CID, and at present has been given no indication from the Department of Justice regarding its intended future actions, for the CID involving KRST in Albuquerque. On April 28, 1999, the Department of Justice filed a lawsuit in the United States District Court for the District of Columbia against the Company and Triathlon Broadcasting Company alleging that they, as a result of a joint sales agreement, eliminated price competition between their radio stations in Spokane and Colorado Springs. A proposed Final Judgement, the terms of which were stipulated by the parties, was also filed with the court on April 28, 1999. The Final Judgement was filed with the Court on August 26, 1999, and the investigation was dropped by the Department of Justice. The JSA involving these stations was terminated on April 30, 1999.

Local Marketing Agreements

     At December 31, 1999, the Company has local marketing agreements with KATG-FM in Reno, Nevada and KWUN-AM in Salt Lake City, UT. The agreements principally provide for the Company to supply specified programming to the brokered stations and enable the sales staff of the Company to sell advertising time on the stations for fixed fees to be paid by the Company, pending its acquisition by the Company. The Company's

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

consolidated financial statements include the broadcasting revenue and station operating expenses of the brokered stations. The fees paid under local marketing agreements amounted to approximately $1.9 million, $.8 million and $.3 million for the years ended December 31, 1997, 1998 and 1999, respectively.

Joint Sales Agreements (JSA)

     On January 15, 1996, the Company entered into a joint sales agreement to sell advertising for radio stations KEYF-AM/FM, KUDY-AM and KKZX-FM, in Spokane, Washington and radio stations KVOR-AM, KSPZ-FM, KTWK-AM and KVUU-FM in Colorado Springs, Colorado. As stated in the JSA, the JSA revenue is calculated as 60% of the broadcast cash flows of these radio stations and all Company owned radio stations in these markets, with the exception of KKLI-FM in Colorado Springs which is not included in the JSA calculation. The JSA was terminated on April 30, 1999.

     On July 3, 1997, the Company acquired all of the issued and outstanding capital stock of Tele-Media Broadcasting Company ("Tele-Media"). As a result of this acquisition, the Company assumed a Tele-Media JSA for radio station WKQV-AM in Wilkes-Barre/Scranton, Pennsylvania. As stated in the JSA, JSA revenue is calculated as the sum of (i) a base monthly payment of $5,000, and (ii) an additional monthly fee ranging from 5% to 8% of revenues (as defined in the JSA) based on monthly revenues of WKQV-AM and of its simulcast station, WARM-AM. The JSA was terminated on December 31, 1999.

LEASE COMMITMENTS

     The Company leases certain tower sites, transmitters and equipment, automobiles, office equipment and an airplane. The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 1999:

                                                             (IN THOUSANDS)
2000.......................................................     $  3,753
2001.......................................................        3,508
2002.......................................................        3,244
2003.......................................................        2,993
2004.......................................................        2,575
Thereafter.................................................        4,005
                                                                --------
                                                                $ 20,078
                                                                ========

     Total rental expense was approximately $2.0 million, $2.7 million and $3.5 million for the years ended December 31, 1997, 1998 and 1999, respectively.

Defined Contribution Plan

     The Company has a defined contribution 401(k) plan for all employees who are at least 21 years of age and have worked at least 1,000 hours in the year. Under the 401(k) plan, employees can contribute up to 20% of their compensation, subject to the maximum contribution allowed by the Internal Revenue Code. Participants vest immediately in their contributions. The Company may make discretionary contributions as approved by the Board of Directors. Participants' rights to amounts contributed by the Company vest on a graded schedule over a five-year period. During 1997, 1998 and 1999 the Company contributed $299,000, $448,000 and $532,000, respectively, which represented a two percent matching of employee contributions to the 401(k) plan.

                          CITADEL BROADCASTING COMPANY
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(21)  SUBSEQUENT EVENTS

     On January 23, 2000, the Company entered into a stock purchase agreement with Bloomington Broadcasting Holdings, Inc. and its stockholders to purchase all of the issued and outstanding capital stock of Bloomington Broadcasting Holdings for the aggregate purchase price of approximately $176.0 million in cash. This amount includes repayment of indebtedness of Bloomington Broadcasting Holdings that may be outstanding at the time of closing and a deferred obligation relating to a recent radio station purchase by Bloomington Broadcasting Holdings. Through its subsidiaries, Bloomington Broadcasting Holdings is expected to own and operate at closing thirteen FM and seven AM radio stations serving the Grand Rapids, Michigan; Columbia, South Carolina; Chattanooga, Tennessee; Johnson City/Kingsport/Bristol, Tennessee; and Bloomington, Illinois markets.

     On January 31, 2000, the Company entered into an asset purchase agreement to acquire one FM radio station and one AM radio station serving the Worcester, Massachusetts market for the purchase price of approximately $0.9 million.

     On February 10, 2000, the Company acquired radio station WXLO-FM in Worcester, MA and entered into a local marketing agreement, pending acquisition, with radio station WORC-FM, also in Worcester. The purchase price for WXLO-FM was $21.0 million and the Company deposited into escrow the purchase price of $3.5 million for WORC-FM. The acquisitions will be accounted for using the purchase method of accounting.

     On February 10, 2000, the Company's credit facility was amended and restated, increasing the total commitment from $400.0 million to $500.0 million. The $100.0 million increase was allocated $75.0 million to the revolving loans and $25.0 million to the term loans.

     On February 11, 2000, Citadel Communications completed an offering of 4,750,000 shares of its common stock at a price of $51.50 per share. The proceeds to Citadel Communications from the offering, net of underwriting discounts and commissions, were approximately $234.8 million. The proceeds were contributed by Citadel Communications to the Company, a portion thereof was used to repay a portion of the indebtedness under the Company's credit facility and the remainder will be used to fund pending acquisitions.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT(1)
-------                    -------------------------
2.1       Asset Purchase Agreement dated October 27, 1999 by and
          between Citadel Broadcasting Company and Broadcasting
          Partners Holdings, L.P. (incorporated by reference to
          Exhibit 2.1 to Citadel Communications Corporation's
          Quarterly Report on Form 10-Q for the fiscal quarter ended
          September 30, 1999).
2.2       Stock Purchase Agreement dated April 30, 1999 by and between
          Robert F Fuller and Citadel Broadcasting Company
          (incorporated by reference to Exhibit 2.1 to Citadel
          Broadcasting Company's Current Report on Form 8-K filed on
          September 14, 1999).
2.3       Stock Purchase Agreement dated April 30, 1999 by and between
          Joseph N Jeffrey, Jr. and Citadel Broadcasting Company
          (incorporated by reference to Exhibit 2.2 to Citadel
          Broadcasting Company's Current Report on Form 8-K filed on
          September 14, 1999).
2.4       Asset Purchase Agreement dated December 3, 1999 by and among
          Liggett Broadcast, Inc., Rainbow Radio, LLC, New Tower,
          Inc., LLJ Realty, LLC, Robert G. Liggett, Jr., Citadel
          Communications Corporation, Citadel Broadcasting Company and
          Citadel License, Inc. (incorporated by reference to Exhibit
          2.4 to Citadel Communications Corporation's Current Report
          on Form 8-K filed on December 10, 1999).
2.5       Purchase Agreement dated August 23, 1999 by and among Cat
          Communications, Inc., Desert Communications III, Inc. and
          Citadel Broadcasting Company (incorporated by reference to
          Exhibit 2.1 to Citadel Communications Corporation's Current
          Report on Form 8-K filed January 6, 2000).
2.6       Amendment to Purchase Agreement dated December 22, 1999 by and among Cat Communications, Inc., Desert Communications
          III, Inc. and Citadel Broadcasting Company (incorporated by reference to Exhibit 2.2 to Citadel Communications
          Corporation's Current Report on Form 8-K filed January 6,
          2000).
2.7       Stock Purchase Agreement dated January 23, 2000 by and among
          Bloomington Broadcasting Holdings, Inc., the stockholders of
          Bloomington Broadcasting Holdings, Inc. and Citadel
          Broadcasting Company.
3(i)(a)   Restated Articles of Incorporation of Citadel Broadcasting
          Company (incorporated by reference to Exhibit 3(i)(a) to
          Citadel Broadcasting Company's Registration Statement No.
          333-36771 on Form S-4).
3(i)(b)   Amendment to Certificate of the Designations, Voting Powers,
          Preferences and Relative, Participating, Optional and Other
          Special Rights and Qualifications, Limitations or
          Restrictions of the 13% Series A Exchangeable Preferred
          Stock and the 13% Series B Exchangeable Preferred Stock of
          Citadel Broadcasting Company (incorporated by reference to
          Exhibit 3(i)(b) to Citadel Broadcasting Company's
          Registration Statement No. 333-36771 on Form S-4).
3(ii)     Bylaws of Citadel Broadcasting Company, as amended
          (incorporated by reference to Exhibit 3(ii)(a) to Citadel
          Broadcasting Company's Registration Statement No. 333-36771
          on Form S-4).
4.1       Indenture dated as of July 1, 1997 among Citadel
          Broadcasting Company, Citadel License, Inc. and The of New
          York, as Trustee, with the forms of 10 1/4% Senior
          Subordinated Notes due 2007 and 10 1/4% Series B Senior
          Subordinated Notes due 2007 included therein (incorporated by reference to Exhibit 4.1 to Citadel Broadcasting
          Company's Registration Statement No 333-36771 on Form S-4).
4.2       Indenture dated as of July 1, 1997 among Citadel
          Broadcasting Company, Citadel License, Inc. and The Bank of
          New York, as Trustee, with the forms of 13 1/4% Exchange
          Debentures due 2009 and 13 1/4% Series B Exchange Debentures
          due 2009 included therein (incorporated by reference to
          Exhibit 4.2 to Citadel Broadcasting Company's Registration
          Statement No. 333-36771 on Form S-4).

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT(1)
-------                    -------------------------
4.3       Amendment to Certificate of the Designations, Voting Powers
          Preferences and Relative, Participating, Optional and Other
          Special Rights and Qualifications, Limitations or
          Restrictions of the 13 1/4% Series A Exchangeable Preferred
          Stock and the 13 1/4% Series B Exchangeable Preferred Stock
          of Citadel Broadcasting Company (incorporated by reference to Exhibit 3(i)(b) to Citadel Broadcasting Company's
          Registration Statement No. 333-36771 on Form S-4).
4.4       Indenture dated as of November 19, 1998 among Citadel
          Broadcasting Company, Citadel License, Inc. and The Bank of
          New York, as Trustee, with the form of 9 1/4% Senior
          Subordinated Notes due 2008 included therein (incorporated by reference to Exhibit 4.1 to Citadel Communications
          Corporation's Current Report on Form 8-K filed November 30,
          1998).
4.5       Global Assignment Agreement dated as of February 10, 2000
          among Citadel Broadcasting Company, Citadel Communications
          Corporation, Credit Suisse First Boston, as Administrative
          Agent, Collateral Agent and Issuing Bank, and the lenders
          named therein (incorporated by reference to Exhibit 4.5 to
          Citadel Communications Corporation's Annual Report on Form
          10-K for the fiscal year ended December 31, 1999).
4.6       Amended and Restated Credit Agreement dated as of February
          10, 2000 among Citadel Broadcasting Company, Citadel
          Communications Corporation, Credit Suisse First Boston, as
          lead Arranger, Administrative Agent and Collateral Agent,
          FINOVA Capital Corporation, as Syndication Agent, First
          Union National Bank and Fleet National Bank, as
          Co-Documentation Agents, and the lenders named therein
          (incorporated by reference to Exhibit 4.6 to Citadel
          Communications Corporation's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1999).
9         Amended and Restated Voting Trust Agreement dated as of
          October 15, 1997 among Citadel Communications Corporation,
          ABRY Broadcast Partners II, L.P., ABRY/Citadel Investment
          Partners, L.P., Harlan Levy as Trustee, and J. Walter
          Corcoran and Christopher Hall (incorporated by reference to
          Exhibit 9 to Citadel Broadcasting Company's Registration
          Statement No. 333-36771 on Form S-4).
10.1  *   Employment Agreement dated as of June 28, 1996 among
          Lawrence R. Wilson, Citadel Broadcasting Company and Citadel
          Communications Corporation (incorporated by reference to
          Exhibit 10.1 to Citadel Broadcasting Company's Registration
          Statement No. 333-36771 on Form S-4).
10.2  *   Citadel Communications Corporation 1996 Equity Incentive
          Plan, as amended (incorporated by reference to Exhibit 10.2 to Citadel Broadcasting Company's Registration Statement No.
          333-36771 on Form S-4).
10.3  *   Citadel Communications Corporation Nonqualified Stock Option
          Agreement made and entered into as of June 28, 1996 between
          Citadel Communications Corporation and Lawrence R. Wilson
          (incorporated by reference to Exhibit 10.3 to Citadel
          Broadcasting Company's Registration Statement No. 333-36771
          on Form S-4).
10.4  *   Form of Citadel Communications Corporation Stock Option
          Agreement for grants effective as of December 21, 1994
          (incorporated by reference to Exhibit 10.4 to Citadel
          Broadcasting Company's Registration Statement No 333-36771
          on Form S-4).
10.5  *   Form of Citadel Communications Corporation Stock Option
          Agreement for grants effective as of February 21, 1994
          (incorporated by reference to Exhibit 10.5 to Citadel
          Broadcasting Company's Registration Statement No 333-36771
          on Form S-4).
10.6  *   Form of Citadel Communications Corporation Stock Option
          Agreement for grants effective as of January 1, 1996
          (incorporated by reference to Exhibit 10.26 to Citadel
          Broadcasting Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1997).
10.7  *   Citadel Communications Corporation 1999 Long-Term Incentive
          Plan (incorporated by reference to Exhibit 10.33 to
          Amendment No. 2 to Citadel Communications Corporation's
          Registration Statement No. 333-79277 on Form S-1).

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT(1)
-------                    -------------------------
10.8      National Radio Sales Representation Agreement dated October
          1, 1998 between McGavren Guild Radio, Inc. and Citadel
          Broadcasting Company (incorporated by reference to Exhibit
          10.35 to Amendment No. 2 to Citadel Communications
          Corporation's Registration Statement No. 333-79277 on Form
          S-1).
10.9      Consulting Agreement dated August 31, 1999 by and between
          Robert F Fuller and Citadel Broadcasting Company
          (incorporated by reference to Exhibit 10.15 to Citadel
          Communications Corporation's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1999).
10.10     Asset Purchase Agreement dated November 23, 1998 by and
          among Wicks Broadcast Group Limited Partnership, WBG License
          Co., L.L.C., Butternut Broadcasting Company, Inc., WBG
          Binghamton License Co., Inc. and Citadel Broadcasting
          Company (incorporated by reference to Exhibit 2.1 to Citadel
          Broadcasting Company's Amendment No. 1 to Current Report on
          Form 8-K/A filed December 16, 1998).
23.1      Consent of KPMG LLP.
27        Financial Data Schedule.

---------------

* Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act of 1934, as amended, the Registrant's file number under such Act is 333-36771.