Form 10-Q
period 2000-03-31
CITADEL BROADCASTING CO
filed 2000-05-15
CIK 1042742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                        Commission file number: 333-36771

                          CITADEL BROADCASTING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Nevada                                86-0703641
                   ------                                ----------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)


        City Center West, Suite 400,
7201 West Lake Mead Blvd., Las Vegas, Nevada               89128
--------------------------------------------               -----
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (702) 804-5200
                                                      --------------

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

--------------------------------------------------------------------------------


    As of May 3, 2000, there were 45,000 shares of common stock, $.001 par value per share, outstanding.

                          Citadel Broadcasting Company

                                    Form 10-Q
                                 March 31, 2000

                                      Index

                                                                      PAGE
                                                                      ----
 Part I

    Item 1 -   Financial Statements                                     3

    Item 2 -   Management's Discussion and Analysis of Financial
               Condition And Results of Operations                      9

    Item 3 -   Qualitative and Quantitative Disclosures about          19
               Market Risk

 Part II

    Item 5 -   Other Information                                       20

    Item 6 -   Exhibits and Reports on Form 8-K                        20

FORWARD-LOOKING INFORMATION

    Certain matters in this Form 10-Q, including, without limitation, certain matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Citadel Broadcasting Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties, as well as those matters discussed in this report under the caption "Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations. Citadel Broadcasting Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

                          CITADEL BROADCASTING COMPANY
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         MARCH 31,                       DECEMBER 31,
                                                                           2000                              1999
                                                                    ------------------               ------------------
                                                                        (UNAUDITED)
                            ASSETS
    Current assets:
         Cash and cash equivalents                                       $212,187                          $ 17,981
         Accounts receivable, less allowance for doubtful
           accounts of $2,934 in 2000 and $2,443 in 1999                   44,738                            52,728
         Due from related parties                                             194                               236
         Income taxes receivable                                              323                               226
         Prepaid expenses and other current assets                          4,090                             2,708
         Net assets of discontinued operations                              2,861                             2,275
                                                                         --------                          --------
                  Total current assets                                    264,393                            76,154

    Property and equipment, net                                            68,521                            68,035
    Intangible assets, net                                                556,140                           538,664
    Restricted cash                                                        30,055                            26,192
    Other assets                                                            8,201                             7,568
                                                                         --------                          --------
                                                                         $927,310                          $716,613
                                                                         ========                          ========

                  LIABILITIES AND SHAREHOLDER'S EQUITY


    Current liabilities:
         Accounts payable                                                $  3,126                          $  1,696
         Accrued liabilities                                               14,339                            13,344
         Current maturities of notes payable                                   --                             5,495
         Current maturities of other long-term obligations                    834                               842
                                                                         --------                          --------
                  Total current liabilities                                18,299                            21,377

    Note Payable                                                          120,000                           132,000
    Senior subordinated notes payable, net of discount                    210,620                           210,509
    Other long-term obligations, less current maturities                    2,311                             2,516
    Deferred tax liability                                                 44,794                            45,640

    Exchangeable preferred stock                                           88,382                            85,362

    Shareholders' equity:
         Common stock, $.001 par value; authorized
           136,300 shares, issued and outstanding;
           45,000 shares as of March 31, 2000 and
           December 31, 1999                                                   --                                --
         Additional paid-in capital                                       516,695                           285,156
         Deferred compensation                                            (23,716)                          (26,924)

         Accumulated deficit                                              (50,075)                          (39,023)
                                                                         --------                          --------
                  Total shareholders' equity                              442,904                           219,209
                                                                         --------                          --------

                                                                         $927,310                          $716,613
                                                                         ========                          ========

    See accompanying notes to consolidated financial statements.

                          CITADEL BROADCASTING COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                               -----------------------------------
                                                   2000                   1999
                                               ------------           ------------
Gross broadcasting revenue                     $     50,693           $     34,420
   Less agency commissions                           (4,556)                (3,228)
                                               ------------           ------------
     Net broadcasting revenue                        46,137                 31,192

Operating expenses:
   Station operating expenses                        32,831                 23,357
   Depreciation and amortization                     12,605                  6,682
   Corporate general and administrative               2,027                  1,435
   Non-cash deferred compensation                     3,208                     56
                                               ------------           ------------
       Operating expenses                            50,671                 31,530

Operating loss                                       (4,534)                  (338)

Nonoperating expenses (income):
   Interest expense                                   8,747                  5,744
   Interest income                                   (2,007)                  (819)
   Other (income) expense, net                          (51)                   157
                                               ------------           ------------


     Nonoperating expenses, net                       6,689                  5,082

Loss from continuing operations
   before income taxes                              (11,223)                (5,420)

Income tax (benefit)                                   (735)                  (419)
                                               ------------           ------------
Net loss from continuing operations                 (10,488)                (5,001)

Loss from discontinued operations,
   net of tax                                          (564)                  (180)
                                               ------------           ------------

Net loss                                            (11,052)                (5,181)

Dividend requirement for exchangeable
  preferred stock                                     2,965                  4,013
                                               ------------           ------------

Net loss applicable to common shares           $    (14,017)          $     (9,194)
                                               ============           ============

Basic and diluted net loss per
   common share                                $    (311.48)          $    (229.85)
                                               ============           ============

Weighted average common shares
   outstanding                                       45,000                 40,000
                                               ============           ============

          See accompanying notes to consolidated financial statements.

                          CITADEL BROADCASTING COMPANY
                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                2000               1999
                                                              --------           --------
Net loss                                                      $(11,052)          $ (5,181)

Other comprehensive income:
     Unrealized gain on hedging contract, net of tax                --                 47
                                                              --------           --------
Comprehensive loss                                            $(11,052)          $ (5,134)
                                                              ========           ========

          See accompanying notes to consolidated financial statements.

                          CITADEL BROADCASTING COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         -----------------------------
                                                                            2000               1999
                                                                         ---------           ---------
  Cash flows from operating activities:
     Net loss                                                            $ (11,052)          $  (5,181)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
     Depreciation and amortization                                          12,605               6,682
     Amortization of debt issuance costs and debt discounts                    361                 253
     Amortization of deferred revenue                                          (75)                 --
     Bad debt expense                                                        1,540                 605
     Deferred tax benefit                                                     (846)               (478)
     Deferred compensation                                                   3,208                  56
     Loss/(gain) on sale of assets                                             (52)                 --
     Changes in assets and liabilities, net of acquisitions:
          (Increase) decrease in accounts receivable and amounts
            due from related parties                                         6,382                (443)
          Increase in prepaid expenses and other current assets             (1,382)               (906)
          Increase (decrease) in accounts payable                            1,430              (1,840)
          Increase in accrued liabilities                                    1,474               3,244
          Decrease in net assets of discontinued operations                     62                 111
                                                                         ---------           ---------
     Net cash provided by operating activities                              13,655               2,103

Cash flows from investing activities:
     Capital expenditures                                                   (1,364)               (741)
     Capitalized acquisition costs                                            (672)               (691)
     Proceeds from sale of assets                                               92                  --
     Cash held in escrow for future acquisitions                            (3,862)                 --
     Cash paid to acquire stations                                         (29,506)            (71,741)
     Other assets, net                                                           4                  --
     Capital expenditures for discontinued operations                         (648)               (542)
                                                                         ---------           ---------
     Net cash used in investing activities                                 (35,956)            (73,715)

Cash flows from financing activities:
     Proceeds received from parent's stock offering                        234,840                  --
     Payment of costs related to parent's stock offering                      (761)                 --
     Capital contribution from parent company                                  909                 693
     Principal payments on notes payable                                   (12,000)                 --
     Principal payments on other long-term obligations                      (5,683)                (92)
     Payment of debt issuance costs                                           (798)               (284)
                                                                         ---------           ---------
     Net cash provided by financing activities                             216,507                 317

Net increase (decrease) in cash and cash equivalents                       194,206             (71,295)

Cash and cash equivalents, beginning of period                              17,981             102,655
                                                                         ---------           ---------

Cash and cash equivalents, end of period                                 $ 212,187           $  31,360
                                                                         =========           =========

          See accompanying notes to consolidated financial statements.

                          CITADEL BROADCASTING COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) General

Citadel Broadcasting Company was formed August 21, 1991 as a Nevada corporation. Citadel Communications Corporation ("Citadel Communications" or the "Parent") owns all of the outstanding common stock of Citadel Broadcasting Company. Citadel License, Inc. was a wholly-owned subsidiary of Citadel Broadcasting Company. On December 28, 1999, Citadel License, Inc. was merged into Citadel Broadcasting Company. Citadel Broadcasting Company owns and operates radio stations and holds Federal Communication Commission licenses in Arkansas, California, Colorado, Connecticut, Idaho, Indiana, Louisiana, Maine, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas, Utah and Washington.

In addition, Citadel Broadcasting Company owns and operates an internet service provider, offering its subscribers a variety of services, including electronic mail and access to the internet. In December 1999, Citadel Broadcasting Company decided to discontinue its internet operations (see further discussion at Note
(6)).

(2) Basis of Presentation

The accompanying unaudited financial statements of Citadel Broadcasting Company (the "Company" or "Citadel Broadcasting") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(3) Recent Transactions

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

On February 10, 2000, the Company acquired radio station WXLO-FM in Worcester, Massachusetts and entered into a local marketing agreement, to operate radio station WORC-FM, also in Worcester, pending its acquisition. The purchase price for WXLO-FM was $21.0 million and the Company deposited into escrow the purchase price of $3.5 million for WORC-FM. The acquisitions were accounted for using the purchase method of accounting.

On March 31, 2000, the Company acquired two FM and two AM radio stations in Lafayette, Louisiana for the purchase price of approximately $8.5 million. The acquisition was accounted for using the purchase method of accounting.

(4) Parent Company Stock Offering

On February 11, 2000, Citadel Communications sold 4,750,000 shares of its common stock at a price of $51.50 per share. Total proceeds from the offering, net of underwriting discounts and commissions, were approximately $234.8 million. The net proceeds received by Citadel Communications from the stock offering were transferred to the equity of Citadel Broadcasting. Portions of the proceeds were used to repay a portion of the indebtedness under Citadel Broadcasting's credit facility and to fund an acquisition completed in March 2000, and the remainder will be used to fund pending acquisitions.

(5) Credit Facility

On February 10, 2000, the Company's credit facility was amended and restated, increasing the total commitment from $400.0 million to $500.0 million. The $100.0 million increase was allocated $75.0 million to the revolving loans and $25.0 million to the term loans. As of March 31, 2000, $120.0 million in term loans are outstanding under the credit facility.

(6) Discontinued Operations

In December 1999, the Company's management decided to discontinue the operations of its internet service provider, eFortress. As a result of this decision, the Company has adopted a plan for the disposition by sale of eFortress. This plan includes the sale of subscribers and all related internet service equipment. The Company anticipates finalizing the sale by the end of the second quarter of 2000.

eFortress has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated for all periods in the accompanying financial statements. The Company has recorded approximately $0.6 million in net loss from discontinued operations for the first quarter of 2000. This loss represents the Company's estimate of future losses from eFortress until its disposal.

(7) Subsequent Events

On April 6, 2000, the Company acquired one AM radio station in Albuquerque, New Mexico in exchange for one AM radio station in Albuquerque owned by the Company and approximately $5.4 million in cash. The assets exchanged consist primarily of the FCC license and radio tower. The acquisition will be accounted for using the purchase method of accounting.

On April 6, 2000, the Company repurchased approximately 14,900 shares of its issued and outstanding 13 1/4% Exchangeable Preferred Stock at a price of $112.75 per share for a total of approximately $1.7 million. Available working capital was used to complete the April 6, 2000 repurchase. The Company received a waiver from its lenders under the credit facility to permit the repurchase.

On April 7, 2000, the Company completed the acquisition of WORC-FM in Worcester, Massachusetts for approximately $3.5 million and terminated the local marketing agreement under which the Company operated this station pending its acquisition. The acquisition will be accounted for using the purchase method of accounting.

On April 15, 2000, the Company completed its acquisition from Broadcasting Partners Holdings, L.P. of a total of 23 FM and 12 AM radio stations serving the markets of Buffalo/Niagara Falls, Syracuse and Ithaca, New York; Atlantic City/Cape May, New Jersey; Tyler/Longview, Texas; Monroe, Louisiana; New London, Connecticut; New Bedford/Fall River, Massachusetts; and Augusta/Waterville, Presque Isle and Dennysville/Calais, Maine, as well as the right to operate an additional FM radio station in Atlantic City/Cape May under a program service and time brokerage agreement and the right to sell advertising in the United States for one FM radio station in Niagara Falls, Ontario under a joint sales agreement. The aggregate purchase price was approximately $189.0 million in cash. The acquisition will be accounted for using the purchase method of accounting. In addition to the stations and operating rights acquired, the Company was assigned the rights under a purchase agreement to acquire one additional AM radio station in Buffalo/Niagara Falls that an affiliate of the seller had entered into an agreement to purchase. The aggregate consideration paid or to be paid for this AM radio station is expected to be approximately $0.8 million. The acquisition will be accounted for using the purchase method of accounting.

On April 18, 2000, the Company acquired one AM radio station serving Salt Lake City, Utah for approximately $0.6 million in cash. The acquisition will be accounted for using the purchase method of accounting.

On May 9, 2000, the Company entered into a definitive agreement to acquire eight FM radio stations and three AM radio stations and related assets in Nashville and Knoxville, Tennessee and Birmingham, Alabama, as well as the right to operate one additional FM radio station in Knoxville under a long-term local marketing agreement, for approximately $300.0 million in cash. The acquisition will be accounted for using the purchase method of accounting.

(8) Acquisition Financing

The Company has a number of transactions currently pending, which if completed, would result in the purchase of 30 FM and 15 AM radio stations, related assets and the right to operate one station under a long-term local marketing agreement and the sale of one AM radio station. In addition, the Company has entered into a letter of intent to sell two existing radio stations and one station to be acquired for approximately $16.2 million in cash. The total cash required to fund the pending acquisitions is expected to be approximately $603.0 million, which amount does not include 200,000 shares of Citadel Communications' common stock valued at $10.1 million that may be delivered in connection with one acquisition. The remaining borrowing capacity under the committed credit facility, together with working capital funds, the remaining proceeds from the February 11, 2000 stock offering and the approximately $16.2 million of funds from the anticipated sale of three radio stations, will not be sufficient to fund all the pending transactions. If all of the pending transactions are completed and the 200,000 shares of Citadel Communications' common stock are delivered in connection with one acquisition, the Company will require additional funds of approximately $160.2 million.

The Company's credit facility allows the Company to request up to $300.0 million in additional loans, which may be made at the sole discretion of the lenders. In addition, the Company may need to obtain an amendment to or a waiver under its credit facility for certain financial ratios due to the additional indebtedness. The Company believes that the lenders under the credit facility will provide the additional term loans to complete the pending transactions and will waive or amend the credit facility with respect to certain financial ratios. However, there can be no assurance that this will be the case. In addition, the Company may consider other financing alternatives, such as selling additional equity or debt securities. Again, there can be no assurance that the Company could obtain such financing on terms favorable to the Company or at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Certain matters in this Form 10-Q, including, without limitation, certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Citadel Broadcasting Company ("Citadel Broadcasting" or the "Company"), its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.

    Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties, as well as those matters discussed under the caption "Risk Factors" in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

GENERAL

     Citadel Broadcasting Company was formed August 21, 1991 as a Nevada corporation. Citadel Communications Corporation, a Nevada corporation ("Citadel Communications"), owns all of the issued and outstanding common stock of Citadel Broadcasting Company. Citadel Broadcasting owns and operates radio stations and holds Federal Communication Commission licenses in Arkansas, California, Colorado, Connecticut, Idaho, Indiana, Louisiana, Maine, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Texas, Utah and Washington.

    In addition, Citadel Broadcasting owns and operates an internet service provider, offering its subscribers a variety of services, including electronic mail and access to the internet. In December 1999, Citadel Broadcasting decided to discontinue its internet operations.

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

    In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services, such as other media advertising, travel or lodging, in lieu of cash. The Company has generally sold over 90% of its advertising time for cash, although this percentage may fluctuate by quarter. Trade or barter amounts are included in the net broadcasting revenue.

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

    In December 1999, the Company decided to discontinue the operations of its internet service provider. As a result of this decision, the Company adopted a plan for the disposition by sale of the internet service provider. This plan includes the sale of subscribers and all related internet equipment. The Company anticipates finalizing the sale by the end of the second quarter of 2000. However, there can be no assurance that a sale will be completed as anticipated.

    The Company's internet service provider recorded a net loss of $0.6 million for the three months ended March 31, 2000 compared to $0.2 million for the three months ended March 31, 1999. The loss for the first quarter of 2000 represents the Company's estimate of future losses from the internet service provider until its disposal. The operations of the internet service provider have been segregated and presented as discontinued operations, net of tax, in the consolidated financial statements.

RESULTS OF OPERATIONS

    The Company's unaudited financial statements tend not to be directly comparable from period to period due to acquisition activity. The Company's acquisitions in the first quarter of 2000 and during the year ended 1999, all of which have been accounted for using the purchase method of accounting, and the results of operations of which have been included since the date of acquisition, were as follows:

    1999 Acquisitions and Dispositions: WBHT-FM in Wilkes-Barre/Scranton, Pennsylvania was acquired on January 4, 1999. Prior to the acquisition, the Company had operated WBHT-FM under a local marketing agreement since July 3, 1997. On February 9, 1999, the Company acquired the assets of 62nd Street Broadcasting of Saginaw, LLC. The acquisition of these assets included five FM radio stations and one AM radio station in Saginaw/Bay City, Michigan. WHYL-AM/FM in Carlisle, Pennsylvania were acquired on February 17, 1999. On March 17, 1999, the Company acquired all of the outstanding shares of capital stock of Citywide Communications, Inc. and all of the outstanding warrants to acquire shares of capital stock of Citywide. In connection with the acquisition, the Company acquired six FM and three AM radio stations in the Baton Rouge and Lafayette, Louisiana markets. On April 30, 1999, the Company purchased KVOR-AM and KTWK-AM in Colorado Springs, Colorado and KEYF-AM/FM in Spokane, Washington. In addition, the Company exchanged KKLI-FM for KSPZ-FM in Colorado Springs. On May 3, 1999, the Company acquired WKQV-FM in Wilkes-Barre/Scranton, Pennsylvania and KWHK-FM in Spokane. On June 30, 1999, the Company acquired substantially all of the assets of Wicks Broadcast Group Limited Partnership and related entities. The acquisition of these assets included ten FM and six AM radio stations serving the Charleston, South Carolina; Binghamton, New York; Muncie, Indiana and Kokomo, Indiana markets. On August 31, 1999, the Company acquired all of the outstanding shares of capital stock of Fuller-Jeffrey Broadcasting Companies, Inc. In connection with the acquisition, the Company acquired ten FM radio stations in Portsmouth, New Hampshire and Portland, Maine. On November 1, 1999, the Company acquired KOOJ-FM in Baton Rouge, Louisiana and on November 9, 1999, the Company sold substantially all of the assets of its 18 FM and seven AM radio stations in Eugene and Medford, Oregon; Tri-Cities, Washington; Billings, Montana; and Johnstown and State College, Pennsylvania. On December 23, 1999, the Company acquired four FM radio stations and one AM radio station in Oklahoma City, Oklahoma. Brainiac Services, Inc., an internet service provider in Riverside, Rhode Island, was acquired on March 1, 1999.

2000 First Quarter Acquisitions: WXLO-FM in Worcester, Massachusetts was acquired on February 10, 2000. On March 31, 2000, the Company acquired two FM and two AM radio stations serving Lafayette, Louisiana.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    NET BROADCASTING REVENUE. Net broadcasting revenue increased $14.9 million or 47.8% to $46.1 million for the three months ended March 31, 2000 from $31.2 million for the three months ended March 31, 1999, primarily due to the inclusion of revenue from radio stations acquired in the second through fourth quarters of 1999. Barter revenue, which is included in net broadcasting revenue, increased $1.0 million to $3.2 million for the three months ended March 31, 2000 from $2.2 million for the same period in 1999. For stations owned and operated over the comparable periods in 2000 and 1999, net broadcasting revenue improved $4.9 million or 18.7% to $31.1 million in 2000 from $26.2 million in 1999, primarily due to increased ratings and improved selling efforts.

    STATION OPERATING EXPENSES. Station operating expenses increased $9.4 million or 40.2% to $32.8 million for the three months ended March 31, 2000 from $23.4 million for the three months ended March 31, 1999. Barter expenses, which are included in station operating expenses, increased $0.3 million to $2.5 million for the three months ended March 31, 2000 from $2.2 million for the same period in 1999. The increase in station operating expenses was primarily attributable to the inclusion of station operating expenses of the radio stations acquired after March 31, 1999.

    BROADCAST CASH FLOW. As a result of the factors described above, broadcast cash flow increased $5.5 million or 70.5% to $13.3 million for the three months ended March 31, 2000 from $7.8 million for the three months ended March 31, 1999. For stations owned and operated over the comparable periods in 2000 and 1999, broadcast cash flow increased $2.4 million or 33.3% to $9.6 million in 2000 from $7.2 million in 1999. As a percentage of net broadcasting revenue, broadcast cash flow improved to 28.8% for the three months ended March 31, 2000 compared to 25.1% for the three months ended March 31, 1999.

    CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES (INCLUDES NON-CASH DEFERRED COMPENSATION). Corporate general and administrative expenses increased $3.7 million or 246.7% to $5.2 million for the three months ended March 31, 2000 from $1.5 million for the three months ended March 31, 1999. The increase was due primarily to a $3.2 million increase in non-cash deferred compensation related to stock options. The remaining increase in corporate general and administrative expenses is due to increased staffing and associated costs needed to support the Company's growth.

    EBITDA. As a result of the factors described above, EBITDA increased $1.8 million or 28.6% to $8.1 million for the three months ended March 31, 2000 from $6.3 million for the three months ended March 31, 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $5.9 million or 88.1% to $12.6 million for the three months ended March 31, 2000 from $6.7 million for the three months ended March 31, 1999, primarily due to radio station acquisitions completed after March 31, 1999.

    INTEREST EXPENSE. Interest expense increased $3.0 million or 52.6% to $8.7 million for the three months ended March 31, 2000 from $5.7 million for the three months ended March 31, 1999, primarily due to increased interest expense associated with outstanding borrowings and commitment fees under the Company's credit facility during the first quarter of 2000 as compared to the first quarter of 1999.

    INCOME TAX BENEFIT. The income tax benefit for the three months ended March 31, 2000 and 1999 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions, offset by state tax expense.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity needs have been driven by the Company's acquisition strategy. The Company's principal liquidity requirements are for acquisition financing, debt service, working capital and general corporate purposes, including capital expenditures. The Company's acquisition strategy has required, and is expected to continue in the foreseeable future to require, a significant portion of the Company's capital resources. The Company expects that its debt service obligations within the next twelve months, without regard to further acquisitions, will be approximately $30.6 million, including approximately $21.0 million for interest on its 10-1/4% Senior Subordinated Notes and its 9-1/4% Senior Subordinated Notes and approximately $9.6 million for interest on its credit facility. The Company's 13-1/4% Exchangeable Preferred Stock does not require cash dividends through July 1, 2002.

    Citadel Broadcasting and Citadel Communications have financed past acquisitions through bank borrowings, sales of equity and debt securities, internally generated funds and proceeds from asset sales. The Company expects that financing for future acquisitions will be provided from the same sources.

    At March 31, 2000, the Company held approximately $212.2 million in cash and cash equivalents, $30.1 million in restricted cash and had $346.8 million in unborrowed availability under its credit facility. This unborrowed availability has been reduced for outstanding letters of credit of approximately $33.2 million at March 31, 2000.

    NET CASH PROVIDED BY OPERATING ACTIVITIES. For the three months ended March 31, 2000, net cash provided by operations increased to $13.7 million from $2.1 million for the comparable 1999 period, primarily due to the inclusion of operating activities of the radio stations acquired after March 31, 1999.

    NET CASH USED IN INVESTING ACTIVITIES. For the three months ended March 31, 2000, net cash used in investing activities, primarily for station acquisitions, decreased to $36.0 million from $73.7 million in the comparable 1999 period.

    NET CASH PROVIDED BY FINANCING ACTIVITIES. For the three months ended March 31, 2000, net cash provided by financing activities was $216.5 million compared to $0.3 million in the comparable 1999 period. This increase of $216.2 million is the result of the 2000 Stock Offering by Citadel Communications described below reduced by principal payments made on notes payable and other long-term obligations during the first quarter of 2000.

    2000 STOCK OFFERING. On February 11, 2000, Citadel Communications sold 4,750,000 shares of its common stock at $51.50 per share (the "2000 Stock Offering"). The proceeds to Citadel Communications from the offering, net of underwriting discounts and commissions, were approximately $234.8 million. The net proceeds received by Citadel Communications from the 2000 Stock Offering were transferred to the equity of Citadel Broadcasting. A portion of the proceeds was used to repay a portion of the indebtedness under Citadel Broadcasting's credit facility and the remainder has been or will be used to fund acquisitions. See the discussion below under the heading "Pending Acquisitions and Recently Completed Transactions".

    CREDIT FACILITY. On December 17, 1999, Citadel Broadcasting and Citadel Communications entered into a credit facility with Credit Suisse First Boston, as the lead arranger, administrative agent and collateral agent, and the lenders named therein, which provides for the making to Citadel Broadcasting by the lenders of term loans at any time during the period from December 17, 1999 to December 15, 2000, in an aggregate principal amount not in excess of $250.0 million and revolving loans at any time and from time to time prior to March 31, 2007 (subject to extension to December 31, 2007), in the aggregate principal amount at any one time outstanding not in excess of $150.0 million. Of the $150.0 million which is available in the form of revolving loans under the revolving credit facility, until March 31, 2000, up to $75.0 million of the revolving credit facility may be made available in the form of letters of credit, and after March 31, 2000, up to $50.0 million of the revolving credit facility may be made available in the form of letters of credit. On February 10, 2000, the credit facility was amended to increase the amount of the facility from $400.0 million to $500.0 million. The $100.0 million increase was allocated $75.0 million to the revolving loans and $25.0 million to the term loans. In addition, Citadel Broadcasting may request up to $300.0 million in additional term loans, which term loans may be made at the sole discretion of the lenders. Of such additional $300.0 million amount, at the request of Citadel Broadcasting, up to $100.0 million may be in the form of an increase in the $225.0 million revolving credit commitment. The lenders are under no obligation to make such additional $300.0 million available, whether in the form of term loans, revolving loans or otherwise. Amounts borrowed under the credit facility bear interest at a rate equal to an applicable margin (described below) plus either (a) the greater of the prime rate of interest announced from time to time by Credit Suisse First Boston, New York, New York, and the federal funds effective rate in effect from time to time plus 0.5%, or (b) if Citadel Broadcasting so elects, the LIBO rate divided by one minus the eurocurrency reserve requirements prescribed by the Federal Reserve Board or other governmental body in effect from time to time. The applicable margin is expected to range between 0% and 1.5% for the rate discussed in clause (a) above and between 0.75% and 2.5% for the rate discussed in clause (b) above. The interest rate of borrowings in the first quarter of 2000 has ranged from 7.75% to 9.375%.

    Draws may be made under the term loan facility solely to finance a portion of certain acquisitions contemplated by Citadel Broadcasting, to finance a portion of future permitted acquisitions and to pay related fees and expenses. The amount of any term loans outstanding on December 17, 2002 must be repaid in varying quarterly installments ranging from 3.75% of the amount on March 31, 2003 to 6.25% of the amount on March 31, 2007. In addition, mandatory prepayments must be made under the term loan facility upon the happening of certain events.

    Draws may be made under the revolving credit facility, subject to the satisfaction of certain conditions, for general corporate purposes, including for working capital, capital expenditures, and to finance a portion of certain acquisitions contemplated by Citadel Broadcasting and for future permitted acquisitions by Citadel Broadcasting. Any borrowings under the revolving credit facility must be paid in full on or before March 31, 2007 (subject to extension until December 31, 2007). In addition, mandatory prepayments must be made under the revolving credit facility upon the happening of certain events.

    During the first quarter of 2000, Citadel Broadcasting repaid $132.0 million in revolving loans outstanding under the credit facility with $120.0 million term borrowing, internally generated funds and a portion of the funds received from the 2000 Stock Offering. As of March 31, 2000, Citadel Broadcasting has $120.0 million in term borrowings outstanding and no revolving loans outstanding.

    The letter of credit facility, which is a sub facility of the revolving credit facility, provides for the issuance of letters of credit to be used by Citadel Broadcasting as security for the obligations of Citadel Broadcasting under agreements entered into in connection with certain radio station acquisitions and for any other purpose related to the business of Citadel Broadcasting. As of May 12, 2000, Citadel Broadcasting has approximately $49.8 million in letters of credit outstanding related to pending acquisitions.

    Subject to permitted liens, the credit facility is secured by: (a) a first priority pledge on all of Citadel Broadcasting's capital stock other than its exchangeable preferred stock, (b) a first priority security interest in all the existing and after-acquired property of Citadel Communications and Citadel Broadcasting, including, without limitation, accounts, machinery, equipment, inventory, real estate, general intangibles and investment property and (c) all proceeds of the foregoing. The credit facility is also guaranteed by Citadel Communications. The credit facility contains customary events of default. Upon the occurrence of an event of default, with certain limitations, Citadel Broadcasting's obligations under the credit facility, which are at that time outstanding, may become accelerated.

    The credit facility contains customary restrictive covenants, which, among other things, and with certain exceptions, limit Citadel Broadcasting's and Citadel Communications, ability to incur additional indebtedness and liens, enter into transactions with affiliates, make acquisitions other than permitted under the credit facility, pay dividends, redeem or repurchase capital stock, enter into certain sale and leaseback transactions, consolidate, merge or effect asset sales, issue additional equity, make capital expenditures, make investments, loans or prepayments or change the nature of their business. Citadel Broadcasting and Citadel Communications are also required to satisfy financial covenants, which require them to maintain specified financial ratios and to comply with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. As of May 12, 2000, Citadel Broadcasting and Citadel Communications were in compliance with all covenants under the credit facility.

    SENIOR SUBORDINATED NOTES. On July 3, 1997, Citadel Broadcasting completed the issuance of $101.0 million of 10 1/4% Senior Subordinated Notes due 2007 ("10 1/4% notes"). Interest is payable semi-annually. The 10 1/4% notes may be redeemed at the option of Citadel Broadcasting, in whole or in part, at any time on or after July 1, 2002 at the redemption prices set forth in the indenture governing the 10 1/4% notes. In addition, at any time prior to July 1, 2000, Citadel Broadcasting may, at its option, redeem a portion of the 10 1/4% notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 10 1/4% notes), at a redemption price equal to 110.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption.

    On November 19, 1998, Citadel Broadcasting completed the issuance of $115.0 million of 9 1/4% Senior Subordinated Notes due 2008 ("9 1/4% notes"). Interest is payable semi-annually. The 9 1/4% notes may be redeemed at the option of Citadel Broadcasting, in whole or in part, at any time on or after November 15, 2003 at the redemption prices set forth in the indenture governing the 9 1/4% notes. In addition, at any time prior to November 15, 2001, Citadel Broadcasting may, at its option, redeem the 9 1/4% notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 9 1/4% notes), at a redemption price equal to 109.25% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of redemption.

    The indentures governing the 10 1/4% notes and the 9 1/4% notes contain certain restrictive covenants, including limitations which restrict the ability of Citadel Broadcasting to incur additional debt, incur liens, pay cash dividends, or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. As of May 12, 2000, Citadel Broadcasting was in compliance with all covenants under the indentures.

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

    Citadel Broadcasting may redeem the exchangeable preferred stock, in whole or in part, at the option of Citadel Broadcasting, at any time on or after July 1, 2002, at declining redemption prices ranging from 107.729% to 101.104%, plus accumulated and unpaid dividends, if any, to the date of redemption

    On August 2, 1999, Citadel Broadcasting redeemed approximately 35% of its issued and outstanding exchangeable preferred stock. Total shares redeemed were approximately 452,000 at a redemption price of $113.25 per share for a total of approximately $51.2 million. On April 6, 2000, Citadel Broadcasting repurchased approximately 14,900 shares of its issued and outstanding exchangeable preferred stock at a price of $112.75 per share for a total of approximately $1.7 million. Available working capital was used to complete the April 6, 2000 repurchase. Citadel Broadcasting received a waiver from its lenders under the credit facility to permit the repurchase.

    The Certificate of Designation governing the exchangeable preferred stock also contains covenants that restrict Citadel Broadcasting from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures and transactions with affiliates. As of May 12, 2000, Citadel Broadcasting was in compliance with all covenants under the Certificate of Designation.

    PENDING ACQUISITIONS AND RECENTLY COMPLETED TRANSACTIONS. The Company has a number of transactions currently pending, which if completed, would result in the purchase of 30 FM and 15 AM radio stations, related assets and the right to operate one station under a long-term local marketing agreement and the sale of one AM radio station. In addition, the Company has entered into a letter of intent to sell two existing radio stations and one station to be acquired for approximately $16.2 million in cash. The total cash required to fund the pending acquisitions is expected to be approximately $603.0 million, which amount does not include 200,000 shares of Citadel Communications' common stock valued at $10.1 million that may be delivered in connection with one acquisition. The consummation of each of the pending transactions is subject to certain conditions, including the approval of the FCC and, in the case of the sale transaction that is the subject of the letter of intent, the execution of a definitive agreement. Although the Company believes these closing conditions will be satisfied in each case, there can be no assurance that this will be the case.

    The remaining borrowing capacity under the committed credit facility, together with working capital funds, the remaining proceeds from the 2000 Stock Offering and the approximately $16.2 million of funds from the anticipated sale of three radio stations will not be sufficient to fund all of the pending transactions. If all of the pending transactions are completed and the 200,000 shares of Citadel Communications' common stock are delivered in connection with one acquisition, the Company will require additional funds of approximately $160.2 million. The Company's credit facility allows the Company to request up to $300.0 million in additional loans, which may be made at the sole discretion of the lenders. In addition, the Company may need to obtain an amendment to or a waiver under its credit facility for certain financial ratios due to the additional indebtedness. The Company believes that the lenders under the credit facility will provide the additional term loans to complete the pending transactions and will waive or amend the credit facility with respect to certain financial ratios. However, there can be no assurance that this will be the case. In addition, the Company may consider other financing alternatives, such as selling additional equity or debt securities. Again, there can be no assurance that the Company could obtain such financing on terms favorable to the Company or at all.

    Subsequent to March 31, 2000, the Company completed the following transactions: (a) acquisition of one AM radio station in Albuquerque, New Mexico in exchange for one AM radio station owned by the Company and approximately $5.4 million in cash, (b) acquisition of one FM radio station in Worcester, Massachusetts for approximately $3.5 million in cash and termination of the local marketing agreement under which the Company operated this station pending its acquisition and (c) acquisition from Broadcasting Partners Holdings, L.P. of a total of 23 FM and 12 AM radio stations serving various markets, as well as the right to operate an additional FM radio station under a program service and time brokerage agreement and the right to sell advertising in the United States for one FM radio station in Niagara Falls, Ontario under a joint sales agreement, for approximately $189.0 million in cash. These acquisitions were funded with the proceeds of the 2000 Stock Offering, funds held as restricted cash received from the Company's November 9, 1999 sale of 18 FM and seven AM radio stations and working capital.

    CAPITAL EXPENDITURES. The Company had capital expenditures of approximately $1.4 million for the three months ended March 31, 2000. The Company's equipment purchases consist primarily of broadcasting equipment and transmission tower upgrades.

    In addition to acquisitions and debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount. Management believes that cash from operating activities, revolving loans and term loans under the Company's credit facility and any remaining proceeds from the 2000 Stock Offering should be sufficient to permit the Company to meet its financial obligations and to fund its operations for at least the next 12 months, although, as discussed above under the heading "Pending Transactions and Recently Completed Transactions," additional capital resources will be required to complete all of the pending acquisitions and in connection with any further implementation of the Company's acquisition strategy.

RISK FACTORS

    Unless the context otherwise requires, the words "we", "our", and "us" in this section refer to the Company. Any of the following risks could have a material adverse effect on our business, financial condition or results of operations. These risks and uncertainties are no the only ones facing us or which may adversely affect of business.

    SUBSTANTIAL INDEBTEDNESS. - Our debt service consumes a substantial portion of the cash we generate and reduces the cash available to invest in our operations.

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

    As of March 31, 2000, we had:

    o outstanding total debt of approximately $339.1 million, excluding the discount on our 10 1/4% notes and its 9 1/4% notes,

    o our exchangeable preferred stock with an aggregate liquidation preference of approximately $88.4 million, and

    o   shareholders' equity of approximately $442.9 million.

    We anticipate that we will incur a substantial amount of additional indebtedness in connection with our pending acquisitions. For more information about our indebtedness, see the discussion above under the heading "Liquidity and Capital Resources."

ABILITY TO SERVICE DEBT--In order to service our debt, we require a significant amount of cash. However, our ability to generate cash depends on many factors, which are beyond our control.

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

RESTRICTIONS IMPOSED ON US BY OUR DEBT INSTRUMENTS--Our existing debt instruments contain restrictions and limitations that could significantly impact our ability to operate our business.

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

    The credit facility requires us to obtain our banks' consent before making acquisitions or capital expenditures that exceed the amount permitted by the credit facility and before making the acquisitions that do not meet applicable tests under the credit facility. The credit facility also requires us to maintain specific financial ratios and satisfy financial condition tests. Events beyond our control could affect our ability to meet those financial ratios and condition tests, and we cannot assure you that we will do so.

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

    For more information about our indebtedness, see the discussion above under the heading "Liquidity and Capital Resources."

HISTORY OF NET LOSSES--We have a history of net losses which we expect to continue through at least 2000.

    We had a net loss of $8.9 million for the year ended December 31, 1999 and $11.1 million for the three months ended March 31, 2000. The primary reasons for these losses are significant charges for depreciation and amortization relating to the acquisition of radio stations, interest charges on our outstanding debt and non-cash deferred compensation related to stock options. If we acquire additional stations, these charges will probably increase. We expect to continue to experience net losses through at least 2000.

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

    We intend to grow by acquiring radio stations in mid-sized markets. However, our acquisition strategy may not increase our cash flow or yield other anticipated benefits because this strategy is subject to a number of other risks, including:

        o failure or unanticipated delays in completing acquisitions due to difficulties in obtaining regulatory approval,

        o failure of certain of our acquisitions to prove profitable or for the station or stations acquired to generate cash flow,

        o difficulty in integrating the operations, systems and management of our acquired stations,

        o   diversion of management's attention from other business concerns,

        o   loss of key employees of acquired stations,

        o increases in prices for radio stations due to increased competition for acquisition opportunities, and

        o inability to obtain any required financing for acquisitions on terms favorable to us or at all.

    We compete and expect to continue to compete with other buyers for the acquisition of radio stations. Some of those competitors have greater financial and other resources than we do. In addition, we may find fewer acceptable acquisition opportunities in the future.

    In addition, our credit facility permits us to make acquisitions of radio stations without the consent of the banks under the credit facility only if we maintain the financial ratios and financial condition tests specified in the credit facility. Consequently, we may experience difficulties in pursuing our acquisition strategy.

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

    The closings of several of our recent and pending transactions have been delayed by the FCC's analysis of market revenue share in various markets. The closing of our pending acquisition of stations in Michigan from Liggett Broadcast, Inc. and certain of its affiliates has been delayed as we received a request for additional information and documents from the Department of Justice relating to stations in Saginaw/Bay City/Midland, Michigan. To resolve the Department of Justice's concerns, we expect to sell two of our existing stations and one station to be acquired serving Saginaw/Bay City/Midland in connection with our acquisition of stations from Liggett Broadcast, Inc. and its affiliates. For a discussion of one antitrust proceeding in which we are currently involved, see the next risk factor relating to the importance of certain markets.

IMPORTANCE OF CERTAIN MARKETS--A downturn in any of our significant markets could adversely affect our revenue and cash flow.

    Our Albuquerque, Providence, Salt Lake City, Modesto and Colorado Springs markets are particularly important for our financial well being. A significant decline in net broadcasting revenue from our stations in these markets could have a material adverse effect on our operations and financial condition. To illustrate, our radio stations in these markets generated the following percentages of our total net broadcasting revenue and broadcast cash flow for the three months ended March 31, 2000:

                                  % OF NET                     % OF BROADCAST
     MARKET                BROADCASTING REVENUE                  CASH FLOW
     ------                --------------------                  ---------
Albuquerque                        11.2%                           12.8%
Providence                          9.2%                           10.5%
Salt Lake City                      8.6%                            7.6%
Modesto                             5.5%                            9.0%
Colorado Springs                    5.5%                            8.1%


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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    MARKET RISK. During the normal course of business the Company is routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and collectibility of accounts receivable. The Company constantly assesses these risks and has established policies and practices to protect against the adverse effects of these and other potential exposures. Although the Company does not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

    INTEREST RATE RISK. The Company may be exposed to interest rate changes under its credit facility, which the Company maintains to provide liquidity and to fund capital expenditures and acquisitions. Management constantly monitors interest rate changes to determine the impact any change will have on the Company's business, financial condition or results of operations. The Company does not consider its cash and cash equivalents to be subject to interest rate risk due to their short term maturities.

    Notwithstanding these efforts to manage interest rate risks, there can be no assurance that the Company will be adequately protected against the risks associated with interest rate fluctuations. The Company's credit facility bears interest equal to an applicable margin plus a variable rate. For further discussion of The Company's interest rate under the credit facility, see Item 2, Managements' Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources - Credit Facility". The Company's credit facility consists of revolving loans and term loans. The revolving loans mature on March 31, 2007 (subject to extension until December 31, 2007). The term loans are subject to quarterly principle repayments stating in March 2003 and ending December 2007. The quarterly repayments are based on a percentage of the term loan borrowings and the percentage ranges from 3.75% in 2003 to 6.25% in 2007. At March 31, 2000, there was $120.0 million outstanding under the term loan facility at an interest rate of 7.75%. Assuming a hypothetical increase in the interest rate of 10%, the impact on future earnings for the next year would be approximately $0.9 million of increased interest expense based on the $120.0 million of outstanding variable debt.

    In addition, the credit facility requires that no less than 50% of the Company's long-term indebtedness be subject to fixed interest rates. If the Company's total variable debt under the credit facility exceeds this 50% threshold, the Company will be required to enter into a hedging contract that will convert a portion of the variable rate into a fixed rate. At March 31, 2000, the Company's fixed rate debt is greater than 50% of its outstanding indebtedness and therefore the Company has not entered into any interest rate hedging contract. However, the Company does expect to enter into a hedging contract sometime in the second or third quarter of 2000 upon the completion of certain of the pending transactions which will require additional borrowings under the credit facility.

PART II

ITEM 5.  OTHER INFORMATION

    On May 9, 2000, Citadel Broadcasting entered into an asset purchase agreement with Dick Broadcasting Company, Inc. of Tennessee, Dick Broadcasting Company, Inc. of Alabama and various other entities and individuals to acquire eight FM and three AM radio stations and related assets in Nashville and Knoxville, Tennessee and Birmingham, Alabama, as well as the right to operate one additional FM radio station in Knoxville under a long-term local marketing agreement. The aggregate purchase price is approximately $300.0 million in cash, subject to various adjustments specified in the asset purchase agreement. Citadel Broadcasting has delivered an irrevocable letter of credit in favor of the sellers, issued by Credit Suisse First Boston, in the amount of $28.0 million and has delivered $2.0 million into escrow, in each case to secure its obligations under the asset purchase agreement. In its discretion, Citadel Broadcasting may elect to replace the escrow amount with an additional $2.0 million letter of credit in favor of the sellers. Any amounts remaining in escrow at the time of closing will be applied to the purchase price.

    The asset purchase agreement contains customary representations and warranties of the parties, and completion of the acquisition of the stations is subject to conditions including (1) the receipt of FCC consent to the assignment of the station license for the stations to be acquired to Citadel Broadcasting,
(2) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (3) the receipt of consents to the assignment to Citadel Broadcasting of certain contracts relating to the stations.

    For a discussion of financing for this transaction, see Item 2 of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBIT INDEX

    EXHIBIT
    NUMBER                 DESCRIPTION OF EXHIBIT
    -------                ----------------------
     4.1                   Global Assignment Agreement dated as of February 10,
                           2000 among Citadel Broadcasting Company, Citadel
                           Communications Corporation, Credit Suisse First
                           Boston, as Administrative Agent, Collateral Agent and
                           Issuing Bank, and the lenders named therein
                           (incorporated by reference to Exhibit 4.5 to Citadel
                           Communications Corporation's Annual Report on Form
                           10-K for the fiscal year ended December 31, 1999).

     4.2 Amended and Restated Credit Agreement dated as of February 10, 2000 among Citadel Broadcasting Company, Citadel Communications Corporation, Credit Suisse First Boston, as lead Arranger, Administrative Agent and Collateral Agent, FINOVA Capital Corporation, as Syndication Agent, First Union National Bank and Fleet National Bank, as Co-Documentation Agents, and the lenders named therein (incorporated by reference to Exhibit 4.6 to Citadel Communications Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

     27                    Financial Data Schedule

(b) Reports on Form 8-K - During the quarter ended March 31, 2000, Citadel Broadcasting Company filed the following report on Form 8-K.

            Form 8-K filed on January 6, 2000 reporting (i) Citadel Broadcasting's December 23, 1999 acquisition of all the equity interests of Caribou Communications Co. from CAT Communications, Inc. and Desert Communications III, the two former equity holders of Caribou Communications, for approximately $61.5 million in cash and
            (ii) the new $400.0 million credit facility signed on December 17, 1999 by and among Citadel Broadcasting Company, Citadel Communications Corporation and Credit Suisse First Boston, as Lead Arranger, Administrative Agent and Collateral Agent and the Lenders named therein.

            Financial Statements - The following financial Statements of Caribou Communications Co. were included in this report:

            Balance Sheets as of September 30, 1999 and 1998 (unaudited)

            Statements of Operations for the nine months ended September 30, 1999 and 1998 (unaudited)

            Statements of Changes in Partners' Equity for the nine months ended September 30, 1999 and 1998 (unaudited)

            Statements of Cash Flows for the nine months ended September 30, 1999 and 19998 (unaudited)

            Notes to Unaudited Financial Statements

            Pro Form Financial Information - The following pro forma financial information of Citadel Broadcasting Company was reported:

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

                               CITADEL BROADCASTING COMPANY

Date: May 12, 2000             By: /s/  LAWRENCE R. WILSON
      ------------                 -------------------------------
                                   Lawrence R. Wilson
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date: May 12, 2000             By: /s/  DONNA L. HEFFNER
      ------------                 -------------------------------
                                   Donna L. Heffner
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


    EXHIBIT
    NUMBER                 DESCRIPTION OF EXHIBIT
    -------                ----------------------
     4.1                   Global Assignment Agreement dated as of February 10,
                           2000 among Citadel Broadcasting Company, Citadel
                           Communications Corporation, Credit Suisse First
                           Boston, as Administrative Agent, Collateral Agent and
                           Issuing Bank, and the lenders named therein
                           (incorporated by reference to Exhibit 4.5 to Citadel
                           Communications Corporation's Annual Report on Form
                           10-K for the fiscal year ended December 31, 1999).

     4.2 Amended and Restated Credit Agreement dated as of February 10, 2000 among Citadel Broadcasting Company, Citadel Communications Corporation, Credit Suisse First Boston, as lead Arranger, Administrative Agent and Collateral Agent, FINOVA Capital Corporation, as Syndication Agent, First Union National Bank and Fleet National Bank, as Co-Documentation Agents, and the lenders named therein (incorporated by reference to Exhibit 4.6 to Citadel Communications Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

     27                    Financial Data Schedule