Form 10-Q/A
period 2000-03-31
CITADEL BROADCASTING CO
filed 2000-05-22
CIK 1042742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

INTRODUCTORY STATEMENT

This report amends Item 6 of Citadel Broadcasting Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

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

     27                    Financial Data Schedule (incorporated by reference to
                           Exhibit 27 to Citadel Broadcasting Company's
                           Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000).

(b) Reports on Form 8-K - During the quarter ended March 31, 2000, Citadel Broadcasting Company filed the following reports on Form 8-K.

        (i) Form 8-K filed on January 6, 2000 reporting (i) Citadel Broadcasting's December 23, 1999 acquisition of all the equity interests of Caribou Communications Co. from CAT Communications, Inc. and Desert Communications III, the two former equity holders of Caribou Communications, for approximately $61.5 million in cash and
            (ii) the new $400.0 million credit facility signed on December 17, 1999 by and among Citadel Broadcasting Company, Citadel Communications Corporation and Credit Suisse First Boston, as Lead Arranger, Administrative Agent and Collateral Agent and the Lenders named therein.

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

            Pro Form Financial Information - The following pro forma financial information of Citadel Broadcasting Company was reported:

            Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1999

            Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 30, 1999

            Unaudited Pro Forma Condensed Consolidated Statement of Operations for the twelve months ended December 31, 1998

      (ii) Form 8-K filed on January 26, 2000, reporting Citadel Broadcasting's entry into a definitive stock purchase agreement to purchase all of the issued and outstanding capital stock of Bloomington Broadcasting Holdings, Inc.

            Financial Statements - The following financial statements of Bloomington Broadcasting Holdings, Inc. and subsidiaries were included in this report:

            Independent Auditors' Report

            Consolidated Balance Sheet as of December 31, 1998

            Consolidated Statement of Income for the year ended December 31,
            1998

            Consolidated Statement of Stockholders' Equity for the year ended December 31, 1998

            Consolidated Statement of Cash Flows for the year ended December 31, 1998

            Notes to Consolidated Financial Statements

            Consolidated Balance Sheet as of September 30, 1999 (unaudited)

            Consolidated Statements of Operations for the nine months ended September 30, 1999 and 1998 (unaudited)

            Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 1999 (unaudited)

            Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 (unaudited)

            Notes to Condensed Consolidated Financial Statements (unaudited)

            Pro Forma Financial Information - The following pro forma financial information of Citadel Broadcasting Company was reported:

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

Date: May 22, 2000             By: /s/  LAWRENCE R. WILSON
      ------------                 -------------------------------
                                   Lawrence R. Wilson
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date: May 22, 2000             By: /s/  DONNA L. HEFFNER
      ------------                 -------------------------------
                                   Donna L. Heffner
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)