Form 10-Q
period 2000-06-30
CITADEL BROADCASTING CO
filed 2000-08-14
CIK 1042742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

--------------------------------------------------------------------------------



    As of August 2, 2000, there were 45,000 shares of common stock, $.001 par value per share, outstanding.

                          Citadel Broadcasting Company

                                    Form 10-Q
                                  June 30, 2000

                                      Index

                                                                     PAGE
                                                                     ----
Part I

   Item 1 -   Financial Statements                                     3

   Item 2 -   Management's Discussion and Analysis of Financial
              Condition And Results of Operations                     10

   Item 3 -   Qualitative and Quantitative Disclosures about
              Market Risk                                             21

Part II

   Item 4 -   Submission of Matters to a Vote of Security Holders     22

   Item 6 -   Exhibits and Reports on Form 8-K                        23


FORWARD-LOOKING INFORMATION

    Certain matters in this Form 10-Q, including, without limitation, certain matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of Citadel Broadcasting Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties, as well as those matters discussed under the caption "Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations. Citadel Broadcasting Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

                          CITADEL BROADCASTING COMPANY
                                 BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                   JUNE 30,         DECEMBER 31,
                                                                                     2000               1999
                                                                                     ----               ----
                                                                                 (UNAUDITED)
                        ASSETS
Current assets:
     Cash and cash equivalents                                                   $     6,610         $    17,981
     Accounts receivable, less allowance for doubtful
          accounts of $2,880 in 2000 and $2,443 in 1999                               67,402              52,728
     Due from related parties                                                            235                 236
     Income taxes receivable                                                             404                 226
     Prepaid expenses and other current assets                                         4,487               2,708
     Net assets of discontinued operations                                             2,350               2,275
                                                                                 -----------         -----------
              Total current assets                                                    81,488              76,154


Property and equipment, net                                                           90,783              68,035
Intangible assets, net                                                               939,809             538,664
Restricted cash                                                                        2,000              26,192
Other assets                                                                           7,105               7,568
                                                                                 -----------         -----------
                                                                                 $ 1,121,185         $   716,613
                                                                                 ===========         ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                                            $     2,314         $     1,696
     Accrued liabilities                                                              14,263              13,344
     Current maturities of notes payable                                                  --               5,495
     Current maturities of other long-term obligations                                   842                 842
                                                                                 -----------         -----------
              Total current liabilities                                               17,419              21,377

Notes payable                                                                        280,000             132,000
Senior subordinated notes payable, net of discount                                   210,734             210,509
Other long-term obligations, less current maturities                                   2,744               2,516
Deferred tax liability                                                                77,692              45,640

Exchangeable preferred stock                                                          89,818              85,362

Shareholder's equity:
     Common stock, $.001 par value; authorized 136,300 shares, issued and outstanding; 45,000 shares as of June 30, 2000 and
        December 31, 1999                                                                 --                  --
     Additional paid-in capital                                                      514,582             285,156
     Deferred compensation                                                           (20,681)            (26,924)
     Accumulated deficit                                                             (51,123)            (39,023)
                                                                                 -----------         -----------
              Total shareholders' equity                                             442,778             219,209
                                                                                 -----------         -----------

                                                                                 $ 1,121,185         $   716,613
                                                                                 ===========         ===========


           See accompanying notes to condensed financial statements.

                          CITADEL BROADCASTING COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (IN THOUSANDS, EXCEPT FOR SHARES AND PER SHARE DATA)



                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                 JUNE 30,                                 JUNE 30,

                                                        2000                 1999                 2000                 1999
                                                        ----                 ----                 ----                 ----
Gross broadcasting revenue                          $     75,618         $     45,728         $    126,311         $     80,148
   Less agency commissions                                (7,406)              (4,442)             (11,962)              (7,670)
                                                    ------------         ------------         ------------         ------------
     Net broadcasting revenue                             68,712               41,286              114,349               72,478

Operating expenses:
   Station operating expenses                             39,659               25,928               72,490               49,285
   Depreciation and amortization                          15,913                7,784               28,518               14,467
   Corporate general and administrative                    2,355                1,340                4,382                2,774
   Non-cash deferred compensation                          3,248                   56                6,455                  112
                                                    ------------         ------------         ------------         ------------
       Operating expenses                                 61,175               35,108              111,845               66,638


Operating income                                           7,037                6,178                2,504                5,840

Nonoperating expenses (income):
   Interest expense                                        8,885                5,738               17,633               11,482
   Interest income                                        (1,476)                (319)              (3,484)              (1,137)
   Other (income) expense, net                                37                  240                  (14)                 397
                                                    ------------         ------------         ------------         ------------
     Nonoperating expenses, net                            7,446                5,659               14,135               10,742

Income (loss) from continuing operations
   before income taxes                                      (409)                 519              (11,631)              (4,902)

Income tax (benefit)                                        (572)                (485)              (1,307)                (903)
                                                    ------------         ------------         ------------         ------------
Net income (loss) from continuing operations                 163                1,004              (10,324)              (3,999)

Loss from discontinued operations,
   net of tax                                               (373)                (331)                (937)                (510)

Loss on disposal of discontinued operations,
  net of tax                                                (838)                  --                 (838)                  --
                                                    ------------         ------------         ------------         ------------

Net income (loss)                                         (1,048)                 673              (12,099)              (4,509)

Dividend requirement for exchangeable
  preferred stock                                          2,867                4,013                5,832                8,025
                                                    ------------         ------------         ------------         ------------

Net loss applicable to common shares                $     (3,915)        $     (3,340)        $    (17,931)        $    (12,534)
                                                    ============         ============         ============         ============


Basic and diluted net loss per
   common share                                     $     (87.00)        $     (82.93)        $    (398.47)        $    (312.27)
                                                    ============         ============         ============         ============


Weighted average common shares
   outstanding                                            45,000               40,275               45,000               40,138
                                                    ============         ============         ============         ============

           See accompanying notes to condensed financial statements.

                          CITADEL BROADCASTING COMPANY
                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           JUNE 30,                          JUNE 30,


                                                                    2000             1999            2000              1999
                                                                    ----             ----            ----              ----
Net loss                                                          $ (1,048)        $    673        $(12,099)        $ (4,509)

Other comprehensive income:
     Unrealized gain on hedging contract, net of tax                    --              137              --              184
                                                                  --------         --------        --------         --------
Comprehensive loss                                                $ (1,048)        $    810        $(12,099)        $ (4,325)
                                                                  ========        ========         ========         ========


           See accompanying notes to condensed financial statements.

                          CITADEL BROADCASTING COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                             --------------------------------
                                                                                2000                  1999
                                                                                ----                  ----
Cash flows from operating activities:
     Net loss                                                                $ (12,099)            $  (4,509)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
     Depreciation and amortization                                              28,518                14,467
     Amortization of debt issuance costs and debt discounts                        629                   496
     Amortization of deferred revenue                                             (150)                   --
     Bad debt expense                                                            3,061                 1,344
     Deferred tax benefit                                                       (1,711)               (1,062)
     Deferred compensation                                                       6,455                   112
     Gain on sale of assets                                                        (50)                   --
     Changes in assets and liabilities, net of acquisitions:
           Increase in accounts receivable and notes
            receivable from related parties                                    (11,982)               (6,577)
          Increase in prepaid expenses and other current assets                 (1,388)               (1,107)
          Increase in other assets                                                 (30)                  (13)
          Increase (decrease) in accounts payable                                  320                (2,379)
          Increase in accrued liabilities                                           19                   690
          Decrease in net assets of discontinued operations                        758                   243
                                                                             ---------             ---------
     Net cash provided by operating activities                                  12,350                 1,705

Cash flows from investing activities:
     Capital expenditures                                                       (2,842)              (10,639)
     Capitalized acquisition costs                                                (784)                 (708)
     Proceeds from sale of assets                                                  101                    --
     Cash held in escrow for future acquisitions                                  (400)                   --
     Cash paid to acquire stations                                            (394,220)             (164,139)
     Capital expenditures for discontinued operations                             (833)                 (773)
                                                                             ---------             ---------
     Net cash used in investing activities                                    (398,978)             (176,259)

Cash flows from financing activities:
     Proceeds received from parent's stock offering                            234,840               140,400
     Payment of costs related to parent's stock offering                          (838)                 (580)
     Capital contribution from parent company                                    1,596                 1,265
     Proceeds from notes payable                                               160,000                    --
     Principal payments on notes payable                                       (12,000)                   --
     Repurchase of exchangeable preferred stock, including premium              (1,678)                   --
     Principal payments on other long-term obligations                          (5,758)                 (158)
     Payment of debt issuance costs                                               (905)                 (544)
                                                                             ---------             ---------
     Net cash provided by financing activities                                 375,257               140,383

Net decrease in cash and cash equivalents                                      (11,371)              (34,171)

Cash and cash equivalents, beginning of period                                  17,981               102,655
                                                                             ---------             ---------

Cash and cash equivalents, end of period                                     $   6,610             $  68,484
                                                                             =========             =========

          See accompanying notes to condensed financial statements.

                          CITADEL BROADCASTING COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) General

Citadel Broadcasting Company was formed on August 21, 1991 as a Nevada corporation. Citadel Communications Corporation ("Citadel Communications" or the "Parent") owns all of the issued and outstanding common stock of Citadel Broadcasting Company. Citadel License, Inc. was a wholly-owned subsidiary of Citadel Broadcasting Company. On December 28, 1999, Citadel License, Inc. was merged into Citadel Broadcasting Company. Citadel Broadcasting Company owns and operates radio stations and holds Federal Communication Commission licenses in Arkansas, California, Colorado, Connecticut, Idaho, Illinois, Indiana, Louisiana, Maine, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Utah and Washington and has entered into a local marketing agreement for the stations it owns in Texas.

In addition, Citadel Broadcasting Company owns and operates an internet service provider, offering its subscribers a variety of services, including electronic mail and access to the internet. In December 1999, Citadel Broadcasting Company decided to discontinue its internet operations (see further discussion at Note (6)).

(2) Basis of Presentation

The accompanying unaudited financial statements of Citadel Broadcasting Company (the "Company" or "Citadel Broadcasting") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(3) Recent Transactions

On February 10, 2000, the Company acquired radio station WXLO-FM in Worcester, Massachusetts and entered into a local marketing agreement, pending acquisition, with respect to radio station WORC-FM, also in Worcester. On April 7, 2000, the Company completed the acquisition of WORC-FM and terminated the local marketing agreement. The purchase price for WXLO-FM and WORC-FM was approximately $24.5 million. The acquisitions were accounted for using the purchase method of accounting.

On March 31, 2000, the Company acquired two FM and two AM radio stations in Lafayette, Louisiana for the purchase price of approximately $8.5 million. The acquisition was accounted for using the purchase method of accounting.

On April 6, 2000, the Company acquired one AM radio station in Albuquerque, New Mexico in exchange for one AM radio station in Albuquerque owned by the Company and approximately $5.4 million in cash. The assets exchanged consist primarily of the FCC licenses and radio towers. The acquisition was accounted for using the purchase method of accounting.

On April 6, 2000, the Company repurchased approximately 14,900 shares of its issued and outstanding 13 1/4% Exchangeable Preferred Stock at a price of $112.75 per share for a total of approximately $1.7 million. Available working capital was used to complete the April 6, 2000 repurchase and the Company received a waiver from the lenders under its credit facility to permit the repurchase.

On April 15, 2000, the Company completed its acquisition from Broadcasting Partners Holdings, L.P. of a total of 23 FM and 12 AM radio stations serving the markets of Buffalo/Niagara Falls, Syracuse and Ithaca, New York; Atlantic City/Cape May, New Jersey; Tyler/Longview, Texas; Monroe, Louisiana; New London, Connecticut; New Bedford/Fall River, Massachusetts; and Augusta/Waterville, Presque Isle and Dennysville/Calais, Maine, as well as the right to operate an additional FM radio station in Atlantic City/Cape May under a program service and time brokerage agreement and the right to sell advertising in the United States for one FM radio station in Niagara Falls, Ontario under a joint sales agreement. The aggregate purchase price was approximately $189.0 million in cash. The acquisition was accounted for using the purchase method of accounting. In addition to the stations and operating rights acquired, the Company was assigned the rights under a purchase agreement to acquire one additional AM radio station in Buffalo/Niagara Falls that an affiliate of the seller had entered into an agreement to purchase. The aggregate consideration paid or to be paid for this AM radio station is expected to be approximately $0.8 million. The acquisition will be accounted for using the purchase method of accounting.

On April 18, 2000, the Company acquired one AM radio station serving Salt Lake City, Utah for approximately $0.6 million in cash. The acquisition was accounted for using the purchase method of accounting.

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

On May 22, 2000, the Company acquired one AM radio station and one FM radio station in Worcester, Massachusetts for approximately $0.9 million. The acquisition was accounted for using the purchase method of accounting.

On June 1, 2000, the Company entered into a local marketing agreement with Gleiser Communications, LLC with respect to five radio stations owned by the Company in Tyler, Texas. Under the agreement, Gleiser Communications operates the stations and receives all revenue and pays all expenses associated with the stations. The Company receives reimbursement for all reasonable and prudent operating costs of the stations incurred by the Company, a fee of $15,000 per month plus 30% of broadcast cash flow (generally defined as station operating income excluding amortization and depreciation) in excess of the $15,000 dollar fee. In addition, Gleiser Communications is obligated, except under certain circumstances, to purchase the radio stations from the Company prior to May 31, 2003. The purchase price ranges from $5.0 million to $6.5 million based on when the asset purchase agreement is finalized by both parties.

On June 19, 2000, the Company acquired radio station WWFX-FM in Worcester, Massachusetts for approximately $12.8 million. The acquisition was accounted for using the purchase method of accounting.

On June 28, 2000, the Company purchased all of the issued and outstanding capital stock of Bloomington Broadcasting Holdings, Inc. for the aggregate purchase price of approximately $175.9 million. This amount includes repayment of indebtedness of Bloomington Broadcasting Holdings that was outstanding at the time of closing and a deferred obligation relating to a recent radio station purchase by Bloomington Broadcasting Holdings. Through its subsidiaries, Bloomington Broadcasting Holdings owned and operated thirteen FM and seven AM radio stations serving the Grand Rapids, Michigan; Columbia, South Carolina; Chattanooga, Tennessee; Johnson City/Kingsport/Bristol, Tennessee; and Bloomington, Illinois markets. The acquisition was accounted for using the purchase method of accounting.

(4)  Parent Company Stock Offering

On February 11, 2000, Citadel Communications sold 4,750,000 shares of its common stock at a price of $51.50 per share. Total proceeds from the offering, net of underwriting discounts and commissions, were approximately $234.8 million. The net proceeds received by Citadel Communications from the stock offering were transferred to the equity of Citadel Broadcasting. The proceeds were used to repay a portion of the indebtedness under the Citadel Broadcasting credit facility and to fund acquisitions.

(5)  Credit Facility

On February 10, 2000, the Company's credit facility was amended and restated, increasing the total commitment from $400.0 million to $500.0 million. The $100.0 million increase was allocated $75.0 million to the revolving loans and $25.0 million to the term loans.

On June 15, 2000, the Company borrowed $160.0 million as revolving loans under the credit facility. The funds were used to purchase the outstanding stock of Bloomington Broadcasting Holdings, Inc. As of June 30, 2000, the Company had $160.0 million outstanding as revolving loans with $31.0 million still available as revolving loans and $120.0 million outstanding as term loans with $155.0 million still available as term loans under the credit facility. The amount indicated as still available under the revolving loans has been reduced by approximately $34.0 million in letters of credit outstanding as of June 30, 2000. The revolving loans bear interest at a rate of 8.4375% until September 15, 2000 and the term loans bear interest at a rate of 8.75% until December 5, 2000.

On June 30, 2000, the Company entered into a one-year interest rate swap transaction in a notional amount of $25.0 million. The Company will pay a fixed rate of 7.055% and will receive a variable rate based on LIBOR. The variable rate will adjust quarterly and the initial rate was set at 6.78%.

(6)  Discontinued Operations

In December 1999, the Company's management decided to discontinue the operations of its internet service provider, eFortress. As a result of this decision, the Company has adopted a plan for the disposition by sale of eFortress. This plan includes the sale of subscribers and all related internet service equipment. The Company is currently negotiating the sale of eFortress, and the Company anticipates finalizing an agreement by the end of August and completing the sale by the end of September 2000.

eFortress has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated for all periods in the accompanying financial statements. The Company has recorded approximately $0.9 million in net loss from discontinued operations and approximately $0.8 million in net loss from the disposal of discontinued operations for the six months ended June 30, 2000, respectively. These losses represent the Company's estimate of operational losses to be incurred from eFortress and the expected loss upon the sale of eFortress.

(7)  Subsequent Events

On August 1, 2000, the Company acquired four FM and two AM radio stations serving the Lansing/East Lansing, Michigan market, two FM stations serving the Saginaw/Bay City/Midland, Michigan market, one FM radio station serving the Flint, Michigan market, the right to operate one AM radio station serving Flint under a time brokerage agreement (as well as the right to acquire such station) and related assets for approximately $120.9 million in cash. The acquisitions will be accounted for using the purchase method of accounting. As noted, the Company was assigned the rights under a purchase agreement to acquire one AM radio station serving Flint. The aggregate consideration paid or to be paid for this AM radio station, including transaction expenses, is expected to be less than $0.6 million. At the same time as the completed acquisition, the Company sold one AM station and two FM stations serving the Saginaw/Bay City/Midland, Michigan market for approximately $16.1 million.

On July 31, 2000, the Company borrowed $25.0 million as revolving loans and $74.0 million as term loans under the credit facility. These funds along with the proceeds received from the sale of three radio stations in Saginaw/Bay City/Midland, Michigan were used to complete the August 1, 2000 acquisition.

(8) Acquisition Financing

The Company has three transactions currently pending, which if completed, would result in the purchase of eight FM and five AM radio stations and the right to operate one station operated under a long-term local marketing agreement. The total cash required to fund the pending acquisitions is expected to be approximately $300.5 million. The remaining borrowing capacity of the committed credit facility, together with working capital funds, will not be sufficient to fund the pending transactions. If the pending transactions are completed, the Company will require additional funds of approximately $179.0 million.

The Company's credit facility allows the Company to request up to $300.0 million in additional term loans, which may be made at the sole discretion of the lenders. In addition, the Company may need to obtain an amendment to or a waiver under its credit facility for certain financial ratios due to the additional indebtedness. The Company believes that the lenders under the credit facility will provide the additional term loans to complete the pending transactions and will waive or amend the credit facility with respect to certain financial ratios. However, there can be no assurance that this will be the case. In addition, the Company may consider other financing alternatives, such as selling additional equity or debt securities. Again, there can be no assurance that the Company could obtain such financing on terms favorable to the Company or at all.

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

GENERAL

Citadel Broadcasting was formed August 21, 1991, as a Nevada corporation. Citadel Communications Corporation, a Nevada corporation ("Citadel Communications"), owns all of the issued and outstanding common stock of Citadel Broadcasting Company. Citadel Broadcasting owns and operates radio stations and holds Federal Communication Commission licenses in Arkansas, California, Colorado, Connecticut, Idaho, Illinois, Indiana, Louisiana, Maine, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Utah and Washington and has entered into a local marketing agreement for the stations it owns in Texas.

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

    In the following analysis, management discusses the Company's broadcast cash flow. The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow. The two components of broadcast cash flow are gross revenue, net of agency commissions, and operating expenses, excluding depreciation and amortization, corporate general and administrative expenses and non-cash and non-recurring charges. Barter revenue and barter expenses are included in broadcast cash flow. Broadcast cash flow assists in comparing performance on a consistent basis across companies without regard to depreciation and amortization, which can vary significantly depending on accounting methods, particularly when acquisitions are involved. Earnings before interest, taxes, depreciation and amortization, or EBITDA, consists of operating income (loss) before depreciation and amortization. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating the Company because they are measures widely used in the broadcasting industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles as a measure of liquidity or profitability.

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

    In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services, such as other media advertising, travel or lodging, in lieu of cash. The Company recognizes barter expense upon utilization. The Company has generally sold over 90% of its advertising time for cash, although this percentage may fluctuate by quarter. Trade or barter amounts are included in the net broadcasting revenue and are recognized as advertisements are aired.

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

    In December 1999, the Company decided to discontinue the operations of its internet service provider. As a result of this decision, the Company adopted a plan for the disposition by sale of the internet service provider. This plan includes the sale of subscribers and all related internet equipment. The Company is currently negotiating the sale of eFortress and the Company anticipates finalizing an agreement by the end of August and completing the sale by the end of September 2000. However, there can be no assurance that a sale will be completed as anticipated.

    The Company's internet service provider recorded a net loss from discontinued operations of $0.9 million for the six months ended June 30, 2000 compared to $0.5 million for the six months ended June 30, 1999. In addition, the Company recorded a loss on disposal of discontinued operations of $0.8 million for the six months ended June 30, 2000. The losses reported in 2000 represent the Company's estimate of operational losses to be incurred from eFortress and the expected loss upon the sale of eFortress, respectively. The operations of the internet service provider and the expected loss upon sale of the internet operations have been segregated and presented as discontinued operations, net of tax, in the financial statements.

RESULTS OF OPERATIONS

    The Company's unaudited financial statements tend not to be directly comparable from period to period due to acquisition activity. The Company's acquisitions in the first and second quarters of 2000 and during the year ended 1999, all of which have been accounted for using the purchase method of accounting, and the results of operations of which have been included since the date of acquisition, were as follows:

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

    2000 First and Second Quarter Acquisitions and Dispositions: WXLO-FM in Worcester, Massachusetts was acquired on February 10, 2000 and WORC-FM also in Worcester was acquired on April 7, 2000. WORC-FM was operated under a local operating agreement from February 10, 2000 until April 7, 2000. On March 31, 2000, the Company acquired two FM and two AM radio stations serving Lafayette, Louisiana. On April 6, 2000, the Company acquired one AM radio station in Albuquerque, New Mexico in exchange for one AM radio station in Albuquerque owned by the Company. On April 15, 2000, the Company completed its acquisition from Broadcasting Partners Holdings, L.P. of a total of 23 FM and 12 AM radio stations serving the markets of Buffalo/Niagara Falls, Syracuse and Ithaca, New York; Atlantic City/Cape May, New Jersey; Tyler/Longview, Texas; Monroe, Louisiana; New London, Connecticut; New Bedford/Fall River, Massachusetts; and Augusta/Waterville, Presque Isle and Dennysville/Calais, Maine, as well as the right to operate an additional FM radio station in Atlantic City/Cape May under a program service and time brokerage agreement and the right to sell advertising in the United States for one FM radio station in Niagara Falls, Ontario under a joint sales agreement. On April 18, 2000, the Company acquired one AM station serving Salt Lake City, Utah. On May 22, 2000, the Company acquired one AM station and one FM station in Worcester, Massachusetts, and an additional FM station in Worcester was acquired on June 19, 2000. On June 28, 2000, the Company purchased all of the issued and outstanding capital stock of Bloomington Broadcasting Holdings, Inc. Through its subsidiaries, Bloomington Broadcasting Holdings owned and operated thirteen FM and seven AM radio stations serving the Grand Rapids, Michigan; Columbia, South Carolina; Chattanooga, Tennessee; Johnson City/Kingsport/Bristol, Tennessee; and Bloomington, Illinois markets. On June 1, 2000, the Company entered into a local marketing agreement with Gleiser Communications, LLC with respect to five radio stations owned by the Company in Tyler, Texas. In addition, Gleiser Communications is obligated, except under certain circumstances, to purchase the radio stations from the Company prior to May 31, 2003.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    NET BROADCASTING REVENUE. Net broadcasting revenue increased $26.9 million or 65.1% to $68.2 million for the three months ended June 30, 2000 from $41.3 million for the three months ended June 30, 1999, primarily due to the inclusion of revenue from radio stations acquired after June 30, 1999. Barter revenue, which is included in net broadcasting revenue, increased $2.3 million to $4.7 million for the three months ended June 30, 2000 from $2.4 million for the same period in 1999. For markets where the Company operated stations for the full 2000 and 1999 three-month periods, excluding one market in the early stages of development, net broadcasting revenue for the stations operated by the Company in such markets improved $5.3 million or 14.9% to $40.8 million in 2000 from $35.5 million in 1999, primarily due to increased ratings and improved selling efforts.

    STATION OPERATING EXPENSES. Station operating expenses increased $13.8 million or 53.3% to $39.7 million for the three months ended June 30, 2000 from $25.9 million for the three months ended June 30, 1999. Barter expenses, which are included in station operating expenses, increased $0.9 million to $2.4 million for the three months ended June 30, 2000 from $1.5 million for the same period in 1999. The increase in station operating expenses was primarily attributable to the inclusion of station operating expenses of the radio stations acquired after June 30, 1999.

    BROADCAST CASH FLOW. As a result of the factors described above, broadcast cash flow increased $13.2 million or 85.7% to $28.6 million for the three months ended June 30, 2000 from $15.4 million for the three months ended June 30, 1999. For markets where the Company operated stations for the full 2000 and 1999 three-month periods, excluding one market in the early stages of development, broadcast cash flow for the stations operated by the Company in such markets increased $2.9 million or 20.6% to $17.0 million in 2000 from $14.1 million in 1999. As a percentage of net broadcasting revenue, broadcast cash flow improved to 41.9% for the three months ended June 30, 2000 compared to 37.3% for the three months ended June 30, 1999.

    CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES (INCLUDES NON-CASH DEFERRED COMPENSATION). Corporate general and administrative expenses increased $4.2 million or 300.0% to $5.6 million for the three months ended June 30, 2000 from $1.4 million for the three months ended June 30, 1999. The increase was due primarily to a $3.2 million increase in non-cash deferred compensation related to stock options. The remaining increase in corporate general and administrative expenses is due to increased staffing and associated costs needed to support the Company's growth.

    EBITDA. As a result of the factors described above, EBITDA increased $9.0 million or 64.3% to $23.0 million for the three months ended June 30, 2000 from $14.0 million for the three months ended June 30, 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $8.1 million or 103.8% to $15.9 million for the three months ended June 30, 2000 from $7.8 million for the three months ended June 30, 1999, primarily due to radio station acquisitions completed after June 30, 1999.

    INTEREST EXPENSE. Interest expense increased $3.2 million or 56.1% to $8.9 million for the three months ended June 30, 2000 from $5.7 million for the three months ended June 30, 1999, primarily due to interest expense associated with increased borrowings and commitment fees under the Company's credit facility during the second quarter of 2000 as compared to the second quarter of 1999.

    INCOME TAX BENEFIT. The income tax benefit for the three months ended June 30, 2000 and 1999 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions, offset by state tax expense.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    NET BROADCASTING REVENUE. Net broadcasting revenue increased $41.8 million or 57.7% to $114.3 million for the six months ended June 30, 2000 from $72.5 million for the six months ended June 30, 1999, primarily due to the inclusion of revenue from radio stations acquired after June 30, 1999. Barter revenue, which is included in net broadcasting revenue, increased $3.3 million to $7.9 million for the six months ended June 30, 2000 from $4.6 million for the same period in 1999. For markets where the Company operated stations for the full 2000 and 1999 six-month periods, excluding one market in the early stages of development, net broadcasting revenue for stations operated by the Company in such markets improved $8.5 million or 14.1% to $68.6 million in 2000 from $60.1 million in 1999, primarily due to increased ratings and improved selling efforts.

    STATION OPERATING EXPENSES. Station operating expenses increased $23.2 million or 47.1% to $72.5 million for the six months ended June 30, 2000 from $49.3 million for the six months ended June 30, 1999. Barter expenses, which are included in station operating expenses, increased $1.1 million to $4.8 million for the six months ended June 30, 2000 from $3.7 million for the same period in 1999. The increase in station operating expenses was primarily attributable to the inclusion of station operating expenses of the radio stations acquired after June 30, 1999.

    BROADCAST CASH FLOW. As a result of the factors described above, broadcast cash flow increased $18.7 million or 80.6% to $41.9 million for the six months ended June 30, 2000 from $23.2 million for the six months ended June 30, 1999. For markets where the Company operated stations for the full 2000 and 1999 six-month periods, excluding one market in the early stages of development, broadcast cash flow for the stations operated by the Company in such markets increased $4.4 million or 21.1% to $25.3 million in 2000 from $20.9 million in 1999. As a percentage of net broadcasting revenue, broadcast cash flow improved to 36.6% for the six months ended June 30, 2000 compared to 32.0% for the six months ended June 30, 1999.

    CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES (INCLUDES NON-CASH DEFERRED COMPENSATION). Corporate general and administrative expenses increased $7.9 million or 272.4% to $10.8 million for the six months ended June 30, 2000 from $2.9 million for the six months ended June 30, 1999. The increase was due primarily to a $6.3 million increase in non-cash deferred compensation related to stock options. The remaining increase in corporate general and administrative expenses is due to increased staffing and associated costs needed to support the Company's growth.

    EBITDA. As a result of the factors described above, EBITDA increased $10.7 million or 52.7% to $31.0 million for the six months ended June 30, 2000 from $20.3 million for the six months ended June 30, 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $14.0 million or 96.6% to $28.5 million for the six months ended June 30, 2000 from $14.5 million for the six months ended June 30, 1999, primarily due to radio station acquisitions completed after June 30, 1999.

    INTEREST EXPENSE. Interest expense increased $6.1 million or 53.0% to $17.6 million for the six months ended June 30, 2000 from $11.5 million for the six months ended June 30, 1999, primarily due to interest expense associated with increased borrowings and commitment fees under the Company's credit facility during the first and second quarter of 2000 as compared to the first and second quarter of 1999.

    INCOME TAX BENEFIT. The income tax benefit for the six months ended June 30, 2000 and 1999 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions, offset by state tax expense.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity needs have been driven by the Company's acquisition strategy. The Company's principal liquidity requirements are for acquisition financing, debt service, working capital and general corporate purposes, including capital expenditures. The Company's acquisition strategy has required, and is expected to continue in the foreseeable future to require, a significant portion of the Company's capital resources. The Company expects that its debt service obligations within the next twelve months, without regard to further acquisitions, will be approximately $52.8 million, including approximately $21.0 million for interest on its 10-1/4% Senior Subordinated Notes and it's 9-1/4% Senior Subordinated Notes and approximately $31.8 million for interest on its credit facility. The Company's 13-1/4% Exchangeable Preferred Stock does not require cash dividends through July 1, 2002.

    Citadel Broadcasting and Citadel Communications have financed past acquisitions through bank borrowings, sales of equity and debt securities, internally generated funds and proceeds from asset sales. The Company expects that financing for future acquisitions will be provided from the same sources.

    At June 30, 2000, the Company held approximately $6.6 million in cash and cash equivalents, $2.0 million in restricted cash and had $186.0 million in unborrowed availability under its credit facility, which amount does not include approximately $34.0 million for outstanding letters of credit at June 30, 2000.

    NET CASH PROVIDED BY OPERATING ACTIVITIES. For the six months ended June 30, 2000, net cash provided by operations increased to $12.4 million from $1.7 million for the comparable 1999 period, primarily due to the inclusion of operating activities of the radio stations acquired after June 30, 1999.

    NET CASH USED IN INVESTING ACTIVITIES. For the six months ended June 30, 2000, net cash used in investing activities, primarily for station acquisitions, increased to $399.0 million from $176.3 million in the comparable 1999 period. For further discussion of acquisitions completed in 2000 compared to 1999, see "Results of Operations" above.

    NET CASH PROVIDED BY FINANCING ACTIVITIES. For the six months ended June 30, 2000, net cash provided by financing activities was $375.3 million compared to $140.4 million in the comparable 1999 period. This increase of $234.9 million is primarily the result of the 2000 Stock Offering by Citadel Communications described below and additional borrowings under the credit facility offset by proceeds of approximately $140.4 million from Citadel Communications' 1999 stock offering.

    2000 STOCK OFFERING. On February 11, 2000, Citadel Communications sold 4,750,000 shares of its common stock at $51.50 per share (the "2000 Stock Offering"). The proceeds to Citadel Communications from the offering, net of underwriting discounts and commissions, were approximately $234.8 million. The net proceeds received by Citadel Communications from the 2000 Stock Offering were transferred to the equity of Citadel Broadcasting. A portion of the proceeds was used to repay a portion of the indebtedness under Citadel Broadcasting's credit facility and the remainder has been used to fund radio station acquisitions during the first and second quarter of 2000.

    CREDIT FACILITY. On December 17, 1999, Citadel Broadcasting and Citadel Communications entered into a credit facility with Credit Suisse First Boston, as the lead arranger, administrative agent and collateral agent, and the lenders named therein, which provides for the making to Citadel Broadcasting by the lenders of term loans at any time during the period from December 17, 1999 to December 15, 2000, in an aggregate principal amount not in excess of $250.0 million and revolving loans at any time and from time to time prior to March 31, 2007 (subject to extension to December 31, 2007), in the aggregate principal amount at any one time outstanding not in excess of $150.0 million. Of the $150.0 million, which is available in the form of revolving loans under the revolving credit facility, up to $50.0 million of the revolving credit facility may be made available in the form of letters of credit. On February 10, 2000, the credit facility was amended to increase the amount of the facility from $400.0 million to $500.0 million. The $100.0 million increase was allocated $75.0 million to the revolving loans and $25.0 million to the term loans. In addition, Citadel Broadcasting may request up to $300.0 million in additional term loans, which term loans may be made at the sole discretion of the lenders. Of such additional $300.0 million amount, at the request of Citadel Broadcasting, up to $100.0 million may be in the form of an increase in the $225.0 million revolving credit commitment. The lenders are under no obligation to make such additional $300.0 million available, whether in the form of term loans, revolving loans or otherwise. Amounts borrowed under the credit facility bear interest at a rate equal to an applicable margin (described below) plus either (a) the greater of the prime rate of interest announced from time to time by Credit Suisse First Boston, New York, New York, and the federal funds effective rate in effect from time to time plus 0.5%, or (b) if Citadel Broadcasting so elects, the LIBO rate divided by one minus the eurocurrency reserve requirements prescribed by the Federal Reserve Board or other governmental body in effect from time to time. The applicable margin is expected to range between 0% and 1.5% for the rate discussed in clause (a) above and between 0.75% and 2.5% for the rate discussed in clause (b) above. The interest rate of borrowings in the first six months of 2000 has ranged from 7.75% to 9.375%.

    Draws may be made under the term loan facility solely to finance a portion of future permitted acquisitions and to pay related fees and expenses. The amount of any term loans outstanding on December 17, 2002 must be repaid in varying quarterly installments ranging from 3.75% of the amount on March 31, 2003 to 6.25% of the amount on March 31, 2007. In addition, mandatory prepayments must be made under the term loan facility upon the happening of certain events.

    Draws may be made under the revolving credit facility, subject to the satisfaction of certain conditions, for general corporate purposes, including for working capital, capital expenditures, and to finance a portion of future permitted acquisitions by Citadel Broadcasting. Any borrowings under the revolving credit facility must be paid in full on or before March 31, 2007 (subject to extension until December 31, 2007). In addition, mandatory prepayments must be made under the revolving credit facility upon the happening of certain events.

    During the first quarter of 2000, Citadel Broadcasting repaid $132.0 million in revolving loans outstanding under the credit facility with $120.0 million term borrowings, internally generated funds and a portion of the funds received from the 2000 Stock Offering. On June 15, 2000, Citadel Broadcasting borrowed $160.0 million as revolving loans under the credit facility. The funds were used to purchase the outstanding stock of Bloomington Broadcasting Holdings, Inc. As of June 30, 2000, Citadel Broadcasting had $160.0 million outstanding as revolving loans with $31.0 million still available as revolving loans and $120.0 million outstanding as term loans with $155.0 million still available as term loans under the credit facility. The amount indicated as still available under the revolving loans has been reduced by outstanding letters of credit discussed below. The revolving loans bear interest at a rate of 8.4375% until September 15, 2000 and the term loans bear interest at a rate of 8.75% until December 5, 2000.

    The letter of credit facility, which is a sub facility of the revolving credit facility, provides for the issuance of letters of credit to be used by Citadel Broadcasting as security for the obligations of Citadel Broadcasting under agreements entered into in connection with certain radio station acquisitions and for any other purpose related to the business of Citadel Broadcasting. As of June 30, 2000, the Company had approximately $34.0 million in letters of credit outstanding related to pending acquisitions.

    The credit facility also requires that no less than 50% of Citadel Broadcasting's long-term indebtedness be subject to fixed interest rates. If Citadel Broadcasting's total variable debt under the credit facility exceeds this 50% threshold, Citadel Broadcasting is required to enter into a hedging contract that will convert a portion of the variable rate into a fixed rate. On June 30, 2000, Citadel Broadcasting entered into a one-year interest rate swap transaction in a notional amount of $25.0 million. The Company will pay a fixed rate of 7.055% and will receive a variable rate based on LIBOR.

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

    The credit facility contains customary restrictive covenants, which, among other things, and with certain exceptions, limit Citadel Broadcasting's and Citadel Communications' ability to incur additional indebtedness and liens, enter into transactions with affiliates, make acquisitions other than permitted under the credit facility, pay dividends, redeem or repurchase capital stock, enter into certain sale and leaseback transactions, consolidate, merge or effect asset sales, issue additional equity, make capital expenditures, make investments, loans or prepayments or change the nature of their business. Citadel Broadcasting and Citadel Communications are also required to satisfy financial covenants, which require them to maintain specified financial ratios and to comply with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. As of June 30, 2000, Citadel Communications and Citadel Broadcasting were in compliance with all covenants under the credit facility.

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

    The indentures governing the 10 1/4% notes and the 9 1/4% notes contain certain restrictive covenants, including limitations which restrict the ability of Citadel Broadcasting to incur additional debt, incur liens, pay cash dividends, or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. As of June 30, 2000, Citadel Broadcasting was in compliance with all covenants under the indentures.

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

    Citadel Broadcasting may redeem the exchangeable preferred stock, in whole or in part, at the option of Citadel Broadcasting, at any time on or after July 1, 2002, at declining redemption prices ranging from 107.729% to 101.104%, plus accumulated and unpaid dividends, if any, to the date of redemption

    On August 2, 1999, Citadel Broadcasting redeemed approximately 35% of its issued and outstanding exchangeable preferred stock. Total shares redeemed were approximately 452,000 at a redemption price of $113.25 per share for a total of approximately $51.2 million. On April 6, 2000, Citadel Broadcasting repurchased approximately 14,900 shares at a price of $112.75 per share for a total of approximately $1.7 million. Available working capital was used to complete the April 6, 2000 repurchase, and Citadel Broadcasting received a waiver from the lenders under the credit facility allowing the repurchase.

     The Certificate of Designation governing the exchangeable preferred stock also contains covenants that restrict Citadel Broadcasting from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures and transactions with affiliates. As of June 30, 2000, Citadel Broadcasting was in compliance with all covenants under the Certificate of Designation.

    PENDING ACQUISITIONS AND RECENTLY COMPLETED TRANSACTIONS. The Company has three transactions currently pending, which if completed, would result in the purchase of eight FM and five AM radio stations and the right to operate one station under a long-term local marketing agreement. The total cash required to fund the pending acquisitions is expected to be approximately $300.5 million. The consummation of each of the pending transactions is subject to certain conditions, including receipt of an initial grant from the FCC for one transaction and such an initial grant for one other transaction becoming a final order. Although the Company believes that these closing conditions will be satisfied in each case, there can be no assurance that this will be the case.

    The remaining borrowing capacity of the committed credit facility, along with working capital funds, will not be sufficient to fund the pending transactions. If the pending transactions are completed, the Company will require additional funds of approximately $179.0 million. The Company's credit facility allows the Company to request up to $300.0 million in additional term loans, which may be made at the sole discretion of the lenders. In addition, the Company may require an amendment or waiver under its credit facility for certain financial ratios due to the additional indebtedness. The Company believes that the lenders under the credit facility will provide the additional term loans to complete the pending transactions and will waive or amend the credit facility with regards to certain financial ratios. However, there can be no assurance that this will be the case. In addition, the Company may consider other financing alternatives, such as selling additional equity or debt securities. Again, there can be no assurance that the Company could obtain such financing on terms favorable to the Company or at all.

    On August 1, 2000, the Company completed its acquisition of four FM and two AM radio stations serving the Lansing/East Lansing, Michigan market, two FM radio stations serving the Saginaw/Bay City/Midland, Michigan market, one AM radio station serving the Flint, Michigan market, the right to operate one AM radio station serving Flint under a Time Brokerage Agreement, as well as the right to acquire such station, and related assets to be used in connection with the operation of the stations. The aggregate purchase price was approximately $120.9 million in cash. In addition to the stations and operating rights acquired, the Company was assigned the rights under a purchase agreement to acquire one AM radio station in Flint for which it acquired the operating rights discussed above. The aggregate consideration paid or to be paid for this AM radio station, including transaction expenses, is expected to be less than $0.6 million. Concurrent with the above acquisition, the Company sold one of the acquired FM radio stations and one additional FM radio station and one AM radio station, each serving Saginaw/Bay City/Midland, for the aggregate sale price of approximately $16.1 million. This acquisition was funded by $99.0 million in additional borrowings under the credit facility, the $16.1 million in proceeds from the concurrent sale of three radio stations and working capital on hand at the time of the acquisition. Upon the completion of this acquisition, the Company had approximately $121.0 million still available under its credit facility, which includes outstanding letters of credit.

    CAPITAL EXPENDITURES. The Company had capital expenditures of approximately $2.8 million for the six months ended June 30, 2000. The Company's equipment purchases consist primarily of office furniture and equipment, broadcasting equipment and transmission tower upgrades.

    In addition to acquisitions and debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount. Management believes that cash from operating activities and revolving loans and term loans under the Company's credit facility should be sufficient to permit the Company to meet its financial obligations and to fund its operations for at least the next 12 months, although, as discussed above under the heading "Pending Transactions and Recently Completed Transactions," additional capital resources will be required to complete the pending acquisitions and in connection with the further implementation of the Company's acquisition strategy.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS No. 138). SFAS No. 138 amends a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133. SFAS No. 138 is effective for fiscal years beginning after June 15, 2000, and is not expected to have a material effect on the Company.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25). This interpretation provides guidance regarding the application of APB Opinion 25 to Stock Compensation involving employees. This interpretation is effective July 1, 2000, and is not expected to have a material effect on the Company.

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

    As of June 30, 2000, we had:

    o outstanding total debt of approximately $499.6 million, excluding the discount on our 10 1/4% notes and 9 1/4% notes,

    o our exchangeable preferred stock with an aggregate liquidation preference of approximately $89.8 million, and

    o     shareholder's equity of approximately $442.8 million.

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

    Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to satisfy our debt obligations. If in the future we cannot generate sufficient cash flow from operations to meet our obligations, we may need to refinance our debt, obtain additional financing, delay any planned acquisitions and capital expenditures or sell assets. We cannot assure you that we will generate sufficient cash flow or be able to obtain sufficient funding to satisfy our debt service requirements.

RESTRICTIONS IMPOSED ON US BY OUR DEBT INSTRUMENTS--Our existing debt instruments contain restrictions and limitations that could significantly impact our ability to operate our business.

    The covenants in our credit facility and the agreements governing our other outstanding debt and exchangeable preferred stock restrict, among other things, our ability to incur additional debt, make particular types of investments or other restricted payments, swap or sell assets or merge or consolidate. A breach of any of the covenants contained in the credit facility could allow the lenders to declare all amounts outstanding under the credit facility to be immediately due and payable. In addition, the lenders under the credit facility could proceed against the collateral granted to them to secure that indebtedness. Citadel Communications has pledged the outstanding shares of our common stock owned by it to secure its guarantee of the credit facility. If the amounts outstanding under the credit facility are accelerated, we cannot assure you that our assets will be sufficient to repay amounts due under the credit facility and other outstanding debt obligations.

    The credit facility requires us to obtain our lenders' consent before making acquisitions or capital expenditures that exceed the amount permitted by the credit facility and before making the acquisitions that do not meet applicable tests under the credit facility. The credit facility also requires us to maintain specific financial ratios and satisfy financial condition tests. Events beyond our control could affect our ability to meet those financial ratios and condition tests, and we cannot assure you that we will do so.

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

HISTORY OF NET LOSSES--We have a history of net losses which we expect to continue through at least 2001.

    We had a net loss of $8.9 million for the year ended December 31, 1999 and $12.1 million for the six months ended June 30, 2000. The primary reasons for these losses are significant charges for depreciation and amortization relating to the acquisition of radio stations, interest charges on our outstanding debt and non-cash deferred compensation related to stock options. If we acquire additional stations, these charges will probably increase. We expect to continue to experience net losses through at least 2001.

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

    o difficulty in integrating the operations, systems and management of our acquired stations,

    o     diversion of management's attention from other business concerns,

    o     loss of key employees of acquired stations,

    o increases in prices for radio stations due to increased competition for acquisition opportunities, and

    o inability to obtain any required financing for acquisitions or terms favorable to us or at all.

    We compete and expect to continue to compete with other buyers for the acquisition of radio stations. Some of those competitors have greater financial and other resources than we do. In addition, we may find fewer acceptable acquisition opportunities in the future.

    In addition, our credit facility permits us to make acquisitions of radio stations without the consent of our lenders under the credit facility only if we maintain the financial ratios and financial condition tests specified in the credit facility. Consequently, we may experience difficulties in pursuing our acquisition strategy.

POTENTIAL DIFFICULTIES IN COMPLETING PENDING AND FUTURE TRANSACTIONS DUE TO GOVERNMENTAL REVIEW--Antitrust law and other regulatory considerations could prevent or delay our strategy to expand our business and increase revenue.

    The completion of future transactions we may consider will likely be, subject to the notification filing requirements, applicable waiting periods and possible review by the United States Department of Justice or the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Our pending and future radio station acquisitions and dispositions will be subject to the license transfer approval process of the Federal Communications Commission. Review by the Department of Justice or the Federal Trade Commission may cause delays in completing transactions and, in some cases, result in attempts by these agencies to prevent completion of transactions or negotiate modifications to the proposed terms. Review by the FCC, particularly review of concentration of market revenue share, may also cause delays in completing transactions. Any delay, prohibition or modification could adversely affect the terms of a proposed transaction or could require us to abandon an otherwise attractive opportunity.

    The closings of several of our recent and pending transactions have been delayed by the FCC's analysis of market revenue share in various markets. The recently completed acquisition of stations in Michigan from Liggett Broadcast, Inc. and certain of its affiliates was delayed as we received a request for additional information and documents from the Department of Justice relating to stations in Saginaw/Bay City/Midland, Michigan. To resolve the Department of Justice's concerns, we concurrently sold two of our existing stations and one station acquired serving Saginaw/Bay City/Midland in connection with our acquisition of stations from Liggett Broadcast, Inc. and its affiliates. For a discussion of one antitrust proceeding in which we are currently involved, see the next risk factor relating to the importance of certain markets.

IMPORTANCE OF CERTAIN MARKETS--A downturn in any of our significant markets could adversely affect our revenue and cash flow.

    Our Albuquerque, Providence and Salt Lake City markets are particularly important for our financial well being. A significant decline in net broadcasting revenue from our stations in these markets could have a material adverse effect on our operations and financial condition. To illustrate, our radio stations in these markets generated the following percentages of our total net broadcasting revenue and broadcast cash flow for the six months ended June 30, 2000:

                             % OF NET                    % OF BROADCAST
  MARKET               BROADCASTING REVENUE                 CASH FLOW
----------             --------------------                -----------
Albuquerque                    9.5%                           10.1%
Providence                     8.2%                            9.3%
Salt Lake City                 7.7%                            7.0%



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

    INTEREST RATE RISK. The Company may be exposed to interest rate changes under its credit facility, which the Company maintains to provide liquidity and to fund capital expenditures and acquisitions. Management constantly monitors interest rate changes to determine the impact any change will have on the Company's business, financial condition or results of operations. The Company does not consider its cash and cash equivalents to be subject to interest rate risk due to their short-term maturities.

    Notwithstanding these efforts to manage interest rate risks, there can be no assurance that the Company will be adequately protected against the risks associated with interest rate fluctuations. The Company's credit facility bears interest equal to an applicable margin plus a variable rate. For further discussion of the Company's interest rate under the credit facility, see Item 2, Managements' Discussion and Analysis of Financial Condition and Results of Operations under the heading "Liquidity and Capital Resources - Credit Facility." The Company's credit facility consists of revolving loans and term loans. The revolving loans mature on March 31, 2007 (subject to extension until December 31, 2007). The term loans are subject to quarterly principle repayments starting in March 2003 and ending December 2007. The quarterly repayments are based on a percentage of the term loan borrowings and the percentage ranges from 3.75% in 2003 to 6.25% in 2007. At June 30, 2000, there was $120.0 million outstanding under the term loan facility at an interest rate of 8.75% and $160.0 million outstanding under the revolving loan facility at an interest rate of 8.4375%. On July 31, 2000, the Company borrowed an additional $25.0 million under the revolving loan facility and $74.0 million under the term loan facility at a rate of 8.5625%. Assuming a hypothetical increase in the interest rate of 10%, the impact on future earnings for the next year would be approximately $3.2 million of increased interest expense based on the $379.0 million of outstanding variable debt as of July 31, 2000.

    In addition, the credit facility requires that no less than 50% of the Company's long-term indebtedness be subject to fixed interest rates. If the Company's total variable debt under the credit facility exceeds this 50% threshold, the Company is required to enter into a hedging contract that will convert a portion of the variable rate into a fixed rate. On June 30, 2000, the Company entered into a one-year interest rate swap transaction in a notional amount of $25.0 million. The Company will pay a fixed rate of 7.055% and will receive a variable rate based on LIBOR. The variable rate will adjust quarterly and the initial rate was set at 6.78%. Due to the borrowing under the credit facility on July 31, 2000, the Company will be required to enter into an additional hedging contract in a notional amount of approximately $40.0 million and upon the completion of the pending acquisitions, the Company will again be required to enter into a hedging contract in a notional amount of approximately $150.0 million. The Company anticipates the terms of the contracts will be similar to those discussed above.

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The sole holder of the common stock of the Company acted by written consent (the "Written Consent") in lieu of an Annual Meeting of the Sole Stockholder dated February 28, 2000.

(b) The matter acted upon by the sole stockholder, pursuant to the Written Consent, was the election of directors. Each of Lawrence R. Wilson, Robert
     F. Fuller, Ike Kalangis, John E. von Schlegell and Ted L. Snider, Sr. was elected to serve as a director of the Company until the next annual meeting of stockholders and until his successor is duly elected and qualified.

(c) The written consent was signed by the sole holder of the 45,000 outstanding shares of common stock of the Company. All such 45,000 shares were voted for the election of each of Lawrence R. Wilson, Robert F. Fuller, Ike Kalangis, John E. von Schlegell and Ted L. Snider, Sr. as a director of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBIT INDEX

    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBIT
    ------                              ----------------------

      2.1 Asset Purchase Agreement, made effective as of April 30, 2000, by and among Dick Broadcasting Company, Inc. of Tennessee, Dick Broadcasting Company, Inc. of Alabama, Dick Broadcasting Company, Inc. of Nashville, Dick Radio Alabama, Inc., DFT Realty, DFT Realty II, LLC, James Allen Dick, Sr., James Allen Dick, Jr., Charles Arthur Dick, Emily Dick McAlister, Jeannette Dick Hundley and Citadel Broadcasting Company (incorporated by reference to Exhibit 2.1 to Citadel Communications Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000).

      27                     Financial Data Schedule

(b) Reports on Form 8-K - During the quarter ended June 30, 2000, Citadel Broadcasting Company filed the following report on Form 8-K.

    (i) Form 8-K filed on May 1, 2000 reporting Citadel Broadcasting's April 15, 2000 acquisition from Broadcasting Partners Holdings, L.P. of a total of 23 FM and 12 AM radio stations serving the markets of Buffalo/Niagara Falls, Syracuse and Ithaca, New York; Atlantic City/Cape May, New Jersey; Tyler/Longview, Texas; Monroe, Louisiana; New London, Connecticut; New Bedford/Fall River, Massachusetts; and Augusta/Waterville, Presque Isle and Dennysville/Calais, Maine, as well as the right to operate an additional FM radio station in Atlantic City/Cape May under a program service and time brokerage agreement and the right to sell advertising in the United States for one FM radio station in Niagara Falls, Ontario under a joint sales agreement. The aggregate purchase price was approximately $189.0 million in cash. In addition to the stations and operating rights acquired, Citadel Broadcasting was assigned the rights under a purchase agreement to acquire one additional AM radio station in Buffalo/Niagara Falls that an affiliate of the seller had entered into an agreement to purchase. The aggregate consideration paid or to be paid for this AM radio station is expected to be approximately $0.8 million.

         Financial Statements - The following financial Statements of Broadcasting Partners Holdings Radio Group were included in this report:

         Independent Auditors' Report

         Combined Balance Sheets as of December 31, 1998 and 1999

         Combined Statements of Operations for the years ended December 31, 1997, 1998 and 1999

         Combined Statements of Partners' Capital for the years ended December 31, 1997, 1998 and 1999

         Combined Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

         Notes to Combined Financial Statements

         Pro Forma Financial Information. The following pro forma financial information of Citadel Broadcasting Company was reported:

         Unaudited Pro Forma Condensed Consolidated Balance Sheet as of December 31, 1999

         Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1999

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CITADEL BROADCASTING COMPANY

Date   August 11, 2000         By: /s/  LAWRENCE R. WILSON
      -----------------            --------------------------------------------
                                   Lawrence R. Wilson
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date:   August 11, 2000        By: /s/  DONNA L. HEFFNER
      -----------------            --------------------------------------------
                                   Donna L. Heffner
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION OF EXHIBIT
    ------                             ----------------------

      2.1 Asset Purchase Agreement, made effective as of April 30, 2000, by and among Dick Broadcasting Company, Inc. of Tennessee, Dick Broadcasting Company, Inc. of Alabama, Dick Broadcasting Company, Inc. of Nashville, Dick Radio Alabama, Inc., DFT Realty, DFT Realty II, LLC, James Allen Dick, Sr., James Allen Dick, Jr., Charles Arthur Dick, Emily Dick McAlister, Jeannette Dick Hundley and Citadel Broadcasting Company (incorporated by reference to Exhibit 2.1 to Citadel Communications Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000).

      27                     Financial Data Schedule