Form 10-Q
period 2000-09-30
CITADEL BROADCASTING CO
filed 2000-11-14
CIK 1042742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  _X_   No ___
--------------------------------------------------------------------------------

    As of November 3, 2000, there were 45,000 shares of common stock, $.001 par value per share, outstanding.

                          Citadel Broadcasting Company

Form 10-Q
                                  September 30, 2000

                                      Index
                                                                     PAGE
                                                                     ----
Part I

   Item 1 -   Financial Statements                                     2

   Item 2 -   Management's Discussion and Analysis of Financial
              Condition And Results of Operations                     11

   Item 3 -   Qualitative and Quantitative Disclosures about
              Market Risk                                             26

Part II

   Item 6 -   Exhibits and Reports on Form 8-K                        28


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

                          CITADEL BROADCASTING COMPANY
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         SEPTEMBER 30,     DECEMBER 31,
                                                             2000              1999
                                                             ----              ----
                                                         (UNAUDITED)
                     ASSETS
Current assets:
     Cash and cash equivalents                            $   16,082         $ 17,981
     Accounts receivable, less allowance for
          doubtful accounts of $3,024 in 2000
          and $2,443 in 1999                                  72,337           52,728
     Due from related parties                                    258              236
     Income taxes receivable                                     551              226
     Prepaid expenses and other current assets                 5,683            2,708
     Net assets of discontinued operations                       955            2,275
                                                          ----------         --------
              Total current assets                            95,866           76,154

Property and equipment, net                                   92,669           68,035
Intangible assets, net                                     1,024,456          538,664
Restricted cash                                                   --           26,192
Deposits for pending acquisitions                                871               --
Other assets                                                   7,136            7,568
                                                          ----------         --------
                                                          $1,220,998         $716,613
                                                          ==========         ========

     LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Accounts payable                                     $    2,516         $  1,696
     Accrued liabilities                                      21,361           13,344
     Current maturities of notes payable                          --            5,495
     Current maturities of other long-term
          obligations                                            830              842
                                                          ----------         --------
              Total current liabilities                       24,707           21,377

Notes payable                                                379,000          132,000
Senior subordinated notes payable, net of
     discount                                                210,850          210,509
Other long-term obligations, less current
      maturities                                               2,562            2,516
Deferred tax liability                                        76,285           45,640
                                                          ----------         --------
                    Total liabilities                        693,404          412,042
                                                          ----------         --------

Exchangeable preferred stock                                  92,987           85,362

Shareholder's equity:
     Common stock, $.001 par value;
        authorized 136,300 shares, issued
        and outstanding; 45,000 shares
        as of September 30, 2000 and
        December 31, 1999, respectively                           --               --
     Additional paid-in capital                              511,490          285,156
     Deferred compensation                                   (17,533)         (26,924)
     Unrealized loss on hedging contracts                       (100)              --
     Accumulated deficit                                     (59,250)         (39,023)
                                                          ----------         --------
              Total shareholder's equity                     434,607          219,209
                                                          ----------         --------
                                                          $1,220,998         $716,613
                                                          ==========         ========


           See accompanying notes to condensed financial statements.

                          CITADEL BROADCASTING COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                                        2000                1999                2000                1999
                                                        ----                ----                ----                ----
Gross broadcasting revenue                          $    86,274         $    55,393         $   212,585         $   135,542
   Less agency commissions                               (8,092)             (4,899)            (20,053)            (12,569)
                                                    -----------         -----------         -----------         -----------
     Net broadcasting revenue                            78,182              50,494             192,532             122,973
Operating expenses:
   Station operating expenses                            47,051              31,567             119,541              80,853
   Depreciation and amortization                         21,357              10,004              49,876              24,471
   Corporate general and administrative                   2,193               1,890               6,575               4,669
   Amortization of non-cash deferred
     compensation                                         3,148                 144               9,604                 252
                                                    -----------         -----------         -----------         -----------
       Operating expenses                                73,749              43,605             185,596             110,245

Operating income                                          4,433               6,889               6,936              12,728

Nonoperating expenses (income):
   Interest expense                                      13,346               6,021              30,979              17,502
   Interest income                                         (242)               (394)             (3,726)             (1,532)
   Other (income) expense, net                             (772)               (101)               (787)                296
                                                    -----------         -----------         -----------         -----------
Nonoperating expenses, net                               12,332               5,526              26,466              16,266

Income (loss) from continuing operations
  before income taxes                                    (7,899)              1,363             (19,530)             (3,538)

Income tax (benefit)                                     (1,370)               (472)             (2,676)             (1,376)
                                                    -----------         -----------         -----------         -----------
Net income (loss) from continuing operations             (6,529)              1,835             (16,854)             (2,162)

Loss from discontinued operations,
  net of tax                                               (609)             (1,380)             (1,546)             (1,890)

Loss on disposal of discontinued operations,
  net of tax                                               (989)                 --              (1,827)                 --
                                                    -----------         -----------         -----------         -----------

Net income (loss)                                        (8,127)                455             (20,227)             (4,052)

Dividend requirement for exchangeable
  preferred stock                                         3,109               3,296               8,941              11,322
                                                    -----------         -----------         -----------         -----------
Net loss applicable to common shares                $   (11,236)        $    (2,841)        $   (29,168)        $   (15,374)
                                                    ===========         ===========         ===========         ===========
Basic and diluted loss from continuing
  operations after dividend requirement
  per common share                                  $   (214.18)        $    (32.47)        $   (573.22)        $   (322.76)

Basic and diluted net loss per
  common share                                      $   (249.69)        $    (63.13)        $   (648.18)        $   (368.00)

Weighted average common shares
  outstanding                                            45,000              45,000              45,000              41,777
                                                    ===========         ===========         ===========         ===========


           See accompanying notes to condensed financial statements.

                          CITADEL BROADCASTING COMPANY
                  CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                               2000             1999            2000              1999
                                               ----             ----            ----              ----
Net income (loss)                            $(8,127)           $455          $(20,227)        $(4,052)

Other comprehensive income:
     Unrealized gain (loss)on hedging
     contracts, net of tax                      (100)             40              (100)            224
                                             -------            ----          --------         -------
Comprehensive income (loss)                  $(8,227)           $495          $(20,327)        $(3,828)
                                             =======            ====          ========         =======


           See accompanying notes to condensed financial statements.

                          CITADEL BROADCASTING COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                       -------------
                                                                                  2000               1999
                                                                                  ----               ----
Cash flows from operating activities:
     Net loss                                                                   $ (20,227)        $  (4,052)
Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation and amortization                                                 49,876            24,471
     Amortization of debt issuance costs and debt discounts                           950               761
     Amortization of deferred revenue                                                (225)              (25)
     Bad debt expense                                                               4,466             2,796
     Deferred tax benefit                                                          (3,119)           (1,737)
     Amortization of deferred compensation                                          9,604               252
     Gain on sale of assets                                                          (898)               --
Changes in assets and liabilities, net of acquisitions:
           Increase in accounts receivable and notes
             receivable from related parties                                      (18,685)          (12,343)
          Increase in prepaid expenses and other current assets                    (2,621)           (1,645)
          Increase in other assets                                                     --               (18)
          Increase (decrease) in accounts payable                                     523            (2,626)
          Increase in accrued liabilities                                           6,382               229
          Decrease in net assets of discontinued operations                         2,058             1,274
                                                                                ---------         ---------
     Net cash provided by operating activities                                     28,084             7,337

Cash flows from investing activities:
     Capital expenditures                                                          (4,107)          (14,431)
     Capitalized acquisition costs                                                   (576)           (2,879)
     Proceeds from sale of assets                                                  15,757                --
     Decrease in deposits for acquisitions                                            729                --
     Cash paid to acquire stations                                               (515,405)         (227,726)
     Expenditures for discontinued operations                                        (737)             (694)
                                                                                ---------         ---------
     Net cash used in investing activities                                       (504,339)         (245,730)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                            --            51,712
     Proceeds received from parent's stock offering                               234,840            88,688
     Payment of costs related to parent's stock offering                             (839)           (1,310)
     Capital contribution from parent company                                       1,836             1,425
     Proceeds from notes payable                                                  259,000            57,500
     Principal payments on notes payable                                          (12,000)               --
     Repurchase of exchangeable preferred stock, including premium                 (1,679)               --
     Redemption of exchangeable preferred stock, including cash dividend               --           (51,712)
     Principal payments on other long-term obligations                             (5,885)             (309)
     Payment of debt issuance costs                                                  (917)             (544)
                                                                                ---------         ---------
     Net cash provided by financing activities                                    474,356           145,450

Net decrease in cash and cash equivalents                                          (1,899)          (92,943)

Cash and cash equivalents, beginning of period                                     17,981           102,655
                                                                                ---------         ---------

Cash and cash equivalents, end of period                                        $  16,082         $   9,712
                                                                                =========         =========

           See accompanying notes to condensed financial statements.

                          CITADEL BROADCASTING COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) General

Citadel Broadcasting Company was formed August 21, 1991 as a Nevada corporation. Citadel Communications Corporation ("Citadel Communications" or the "Parent") owns all of the issued and outstanding common stock of Citadel Broadcasting Company. Citadel License, Inc. was a wholly-owned subsidiary of Citadel Broadcasting Company. On December 28, 1999, Citadel License, Inc. was merged into Citadel Broadcasting Company. Citadel Broadcasting Company owns and operates radio stations and holds Federal Communication Commission licenses in Alabama, Arkansas, California, Colorado, Connecticut, Idaho, Illinois, Indiana, Louisiana, Maine, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Utah and Washington and has entered into a local marketing agreement for the stations it owns in Texas.

In addition, Citadel Broadcasting Company owns and operates an internet service provider, offering its subscribers a variety of services, including electronic mail and access to the internet. In December 1999, Citadel Broadcasting Company decided to discontinue its internet operations (see further discussion at Note (6)).

(2) Basis of Presentation

The accompanying unaudited condensed financial statements of Citadel Broadcasting Company ("Citadel Broadcasting" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in Citadel Broadcasting Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

On August 1, 2000, the Company acquired four FM and two AM radio stations serving the Lansing/East Lansing, Michigan market, two FM stations serving the Saginaw/Bay City/Midland, Michigan market, one FM radio station serving the Flint, Michigan market, the right to operate one AM radio station serving Flint under a time brokerage agreement (as well as the right to acquire such station) and related assets for approximately $120.9 million in cash. The acquisitions were accounted for using the purchase method of accounting. As noted, the Company was assigned the rights under a purchase agreement to acquire one AM radio station serving Flint. The aggregate consideration paid or to be paid for this AM radio station, including transaction expenses, is expected to be less than $0.6 million and will be accounted for using the purchase method of accounting. At the same time as the completed acquisitions, the Company sold one AM station and two FM stations serving the Saginaw/Bay City/Midland, Michigan market for approximately $16.1 million.

(4)  Stock Offering

On February 11, 2000, Citadel Communications sold 4,750,000 shares of its common stock at a price of $51.50 per share. The proceeds from the offering, net of underwriting discounts and commissions, were approximately $234.8 million. The net proceeds received by Citadel Communications from the stock offering were transferred to the equity of Citadel Broadcasting. The proceeds were used to repay a portion of the indebtedness under Citadel Broadcasting's credit facility and to fund acquisitions.

(5)  Credit Facility and Revised Credit Facility

On February 10, 2000, the Company's credit facility was amended and restated, increasing the total commitment from $400.0 million to $500.0 million. The $100.0 million increase was allocated $75.0 million to the revolving loans and $25.0 million to the term loans.

On June 15, 2000, the Company borrowed $160.0 million as revolving loans under the credit facility. The funds were used to purchase the outstanding stock of Bloomington Broadcasting Holdings, Inc. On July 31, 2000, the Company borrowed an additional $25.0 million as revolving loans and $74.0 million as term loans under the credit facility. These funds along with the proceeds received from the sale of three radio stations in Saginaw/Bay City/Midland, Michigan were used to complete the August 1, 2000 acquisition discussed in Note 3.

On October 2, 2000, the Company completed a Second Amended and Restated Credit Agreement (the "Revised Credit Facility"), which replaced the original credit facility. The Revised Credit Facility provides for (a) term loans (the "Tranche A Term Loans") at any time prior to December 15, 2000 in an aggregate principal amount not in excess of $325.0 million, (b) a term loan (the "Tranche B Term Loan" and together with the Tranche A Term Loans, the "Term Loan Facility") in the principal amount of $200.0 million, and (c) revolving loans at any time and from time to time prior to March 31, 2006, in an aggregate principal amount at any one time outstanding not in excess of $225.0 million (the "Revolving Credit Facility"). Of the $225.0 million which is available in the form of revolving loans under the Revolving Credit Facility, up to $50.0 million of the Revolving Credit facility may be made available in the form of letters of credit. In addition, the Company may request up to $150.0 million in additional loans, which loans may be made at the sole discretion of the lenders. The lenders are under no obligation whatsoever to make such additional loans.

On October 2, 2000, the Company borrowed (a) $200.0 million as a Tranche B Term loan, (b) $55.0 million as a Tranche A Term Loan and (c) $35.0 million as a revolving loan. The funds were used to complete the Company's acquisition of eleven radio stations and related real estate from Dick Broadcasting Company. On October 30, 2000, the Company repaid $12.0 million under the Revolving Credit Facility. See further discussion at Note 7.

As of September 30, 2000, the Company had $185.0 million outstanding as revolving loans and $194.0 million outstanding as term loans. After the acquisition from Dick Broadcasting Company and including the repayment completed on October 30, 2000, the Company has (a) $249.0 million outstanding as Tranche A Loans with $76.0 million still available, (b) $200.0 million outstanding as a Trance B Loan with no additional amounts available and (c) $208.0 million outstanding as revolving loans with $17.0 million still available. There are no letters of credit outstanding.

The Revised Credit Facility bears interest at a rate equal to the applicable margin plus either (a) the greater of (i) the per annum rate of interest publicly announced from time to time by Credit Suisse First Boston in New York, New York, as its prime rate of interest (the "Prime Rate") or (ii) the federal funds effective rate as in effect plus 1/2 of 1% ( with the greater of (i) or (ii) being referred to as the "Alternative Base Rate"), or (b) a rate determined by Credit Suisse First Boston to be the Adjusted LIBO Rate for the respective interest period. The LIBO Rate is determined by reference to the British Bankers' Association Interest Settlement Rates for deposits in dollars. The applicable margin for the Tranche B Term Loan is 2.0% and 3.0%, respectively, for Alternative Base Rate and Adjusted LIBO Rate. The applicable margins for the Tranche A Term Loans and revolving loans are expected to range between 0.00% and 1.75% for the Alternative Base Rate and 0.75% and 2.75% for the Adjusted LIBO Rate, depending on the Company's consolidated leverage ratio. Currently, the Company has selected the Adjusted LIBO Rate on all outstanding loans and the margin for Tranche A and revolving loans is 2.75%. Below is a table that sets forth the current rates and terms of the amounts borrowed under the Revised Credit Facility.

Type and Amount of Borrowing      Interest Rate       Next Interest Rate Change
----------------------------      -------------       -------------------------
Tranche A - $120,000,000          9.8750%             December 5, 2000
Tranche A - $ 74,000,000          9.6875%             January 31, 2001
Tranche A - $ 55,000,000          9.6250%             January 2, 2001
Tranche B - $200,000,000          9.8750%             January 2, 2001
Revolving - $160,000,000          9.5625%             January 16, 2001
Revolving - $ 25,000,000          9.6875%             January 31, 2001
Revolving - $ 23,000,000          9.6250%             January 2, 2001

Additional draws may be made under the Tranche A Term Loans to finance permitted acquisitions and to pay related fees and expenses, including repayment of revolving loans used to finance permitted acquisitions. The maturity date for the Tranche A Term Loans is December 31, 2006 (subject to extension to December 17, 2007). The amount of any Tranche A Term Loans outstanding on December 17, 2002 must be repaid in varying quarterly installments ranging from 3.75% of the amount on March 31, 2003 to 6.25% of the amount on December 31, 2007(if maturity is extended to such date).

The maturity date of the Tranche B Term Loan is March 31, 2007 (subject to extension to June 30, 2008). The Tranche B Term Loan must be repaid in quarterly installments ranging from .25% of the amount from March 31, 2003 to March 31, 2008 and 94.75% of the amount on June 30, 2008 (if maturity is extended to such date).

In addition, mandatory prepayments must be made under the Term Loan Facility upon the happening of certain events. However, for as long as the Tranche B Term Loan is outstanding, lenders with any portion of such outstanding loan may decline to accept any mandatory prepayment of such loan and cause all or a portion of the prepayment to instead be allocated to the then-outstanding Tranche A Term Loans.

Additional draws may be made under the Revolving Credit Facility, subject to the satisfaction of certain conditions, for general corporate purposes, including for working capital, capital expenditures, and to finance permitted acquisitions. The Revolving Credit Facility must be paid in full on or before December 31, 2006 (subject to extension to December 31, 2007). In addition, the mandatory prepayments must be made under the Revolving Credit Facility upon the happening of certain events.

Consistent with the original credit facility, the Revised Credit Facility provides for up to $50.0 million of letters of credit. The letters of credit are a subfacility of the Revolving Credit Facility and the total amount of letters of credit and revolving loans outstanding at any one time cannot exceed the total amount available under the Revolving Credit Facility.

The Revised Credit Facility contains customary restrictive covenants, which, among other things, and with exceptions, limit the ability of Citadel Broadcasting and Citadel Communications to incur additional indebtedness and liens, enter into transactions with affiliates, make acquisitions other than permitted acquisitions, pay dividends, redeem or repurchase capital stock, enter into certain sale and leaseback transactions, consolidate, merge or effect asset sales, issue additional equity, make capital expenditures, make investments, loans or prepayments or change the nature of Citadel Communications and the Company's business. The Company is also required to satisfy certain financial ratios and comply with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. These financial tests must be met beginning with the quarter ended December 31, 2000.

The Revised Credit Facility also requires that no less than 50% of the Company's long-term indebtedness be subject to fixed interest rates. The Company has entered into the following one year interest rate swap transactions in order to convert a portion of its variable rate debt into fixed rate debt.

Transaction Date     Notional Amount     Fixed Rate        Variable Rate
----------------     ---------------     ----------        -------------
June 30, 2000        $25,000,000         7.055%            6.78%
August 31, 2000      $40,000,000         6.855%            6.68%

The Company will incur interest expense based on the notional amounts at the fixed rates and will receive interest income at the variable rates. The variable rates are based on the LIBO Rate and are adjusted quarterly. The Company will enter into an additional one year rate swap transaction during November of 2000 in a notional amount of approximately $135.0 million. The fixed and variable rates will be based on market rates at the time the transaction is completed.

(6)  Discontinued Operations

In December 1999, the Company's management decided to discontinue the operations of its internet service provider, eFortress. As a result of this decision, the Company has adopted a plan for the disposition by sale of eFortress. This plan includes the sale of subscribers and all related internet service equipment. The Company is currently negotiating the sale of eFortress, and the Company anticipates completing the sale no later than January 2001.

eFortress has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated for all periods in the accompanying consolidated financial statements. The Company has recorded approximately $1.5 million in net loss from discontinued operations and approximately $1.8 million in net loss from the disposal of discontinued operations for the nine months ended September 30, 2000. These losses represent the Company's estimate of operational losses to be incurred from eFortress and the expected loss upon the sale of eFortress.

(7) Subsequent Events

On October 2, 2000, the Company completed its acquisition from Dick Broadcasting Company, Inc. of Tennessee and related entities of (i) three FM radio stations and one AM radio station serving Knoxville, Tennessee, two FM radio stations serving Nashville, Tennessee and three FM and two AM radio stations serving Birmingham, Alabama, and (ii) related real estate used in connection with the operation of the stations. The aggregate purchase price was approximately $288.6 million and the acquisition will be accounted for using the purchase method of accounting.

On October 30, 2000, the Company repaid $12.0 million under the Revolving Credit Facility from operating cash flow.

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

GENERAL

    Citadel Broadcasting was formed August 21, 1991 as a Nevada corporation. Citadel Communications Corporation, a Nevada corporation, ("Citadel Communications"), owns all of the issued and outstanding common stock of Citadel Broadcasting. Citadel Broadcasting owns and operates radio stations and holds Federal Communication Commission licenses in Alabama, Arkansas, California, Colorado, Connecticut, Idaho, Illinois, Indiana, Louisiana, Maine, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Utah and Washington and has entered into a local marketing agreement for the stations it owns in Texas.

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

    In December 1999, the Company decided to discontinue the operations of its internet service provider. As a result of this decision, the Company adopted a plan for the disposition by sale of the internet service provider. This plan includes the sale of subscribers and all related internet equipment. The Company is currently negotiating the sale of eFortress and the Company anticipates completing the sale no later than January 2001. However, there can be no assurance that a sale will be completed as anticipated.

    The Company's internet service provider recorded a net loss from discontinued operations of $0.6 million and $1.5 million, respectively, for the three and nine-month periods ended September 30, 2000 compared to $1.4 million and $1.9 million, respectively, for the three and nine-month periods ended September 30, 1999. In addition, the Company recorded a loss on disposal of discontinued operations of $1.0 million and $1.8 million, respectively, for the three and nine-month periods ended September 30, 2000. The losses reported in 2000 represent the Company's estimate of operational losses to be incurred from eFortress and the expected loss upon the sale of eFortress, respectively. The operations of the internet service provider and the expected loss upon sale of the internet operations have been segregated and presented as discontinued operations, net of tax, in the condensed consolidated financial statements.

RESULTS OF OPERATIONS

The Company's unaudited condensed financial statements tend not to be directly comparable from period to period due to acquisition activity. The Company's acquisitions in the first, second and third quarters of 2000 and during the year ended 1999, all of which have been accounted for using the purchase method of accounting, and the results of operations of which have been included since the date of acquisition, were as follows:

    1999 Acquisitions and Dispositions: WBHT-FM in Wilkes-Barre/Scranton, Pennsylvania was acquired on January 4, 1999. Prior to the acquisition, the Company had operated WBHT-FM under a local marketing agreement since July 3, 1997. On February 9, 1999, the Company acquired the assets of 62nd Street Broadcasting of Saginaw, LLC. The acquisition of these assets included five FM radio stations and one AM radio station in Saginaw/Bay City, Michigan. WHYL-AM/FM in Carlisle, Pennsylvania were acquired on February 17, 1999. On March 17, 1999, the Company acquired all of the outstanding shares of capital stock of Citywide Communications, Inc. and all of the outstanding warrants to acquire shares of capital stock of Citywide. In connection with the acquisition, the Company acquired nine FM and three AM radio stations in the Baton Rouge and Lafayette, Louisiana markets. On April 30, 1999, the Company purchased KVOR-AM and KTWK-AM in Colorado Springs, Colorado and KEYF-AM/FM in Spokane, Washington. In addition, the Company exchanged KKLI-FM for KSPZ-FM in Colorado Springs. On May 3, 1999, the Company acquired WKQV-FM in Wilkes-Barre/Scranton, Pennsylvania and KWHK-FM in Spokane. On June 30, 1999, the Company acquired substantially all of the assets of Wicks Broadcast Group Limited Partnership and related entities. The acquisition of these assets included ten FM and nine AM radio stations serving the Charleston, South Carolina; Binghamton, New York; Muncie, Indiana and Kokomo, Indiana markets. On August 31, 1999, the Company acquired all of the outstanding shares of capital stock of Fuller-Jeffrey Broadcasting Companies, Inc. In connection with the acquisition, the Company acquired ten FM radio stations in Portsmouth, New Hampshire and Portland, Maine. On November 1, 1999, the Company acquired KOOJ-FM in Baton Rouge, Louisiana and on November 9, 1999, the Company sold substantially all of the assets of its 18 FM and seven AM radio stations in Eugene and Medford, Oregon; Tri-Cities, Washington; Billings, Montana; and Johnstown and State College, Pennsylvania. On December 23, 1999, the Company acquired four FM radio stations and one AM radio station in Oklahoma City, Oklahoma. Brainiac Services, Inc., an internet service provider in Riverside, Rhode Island, was acquired on March 1, 1999.

    2000 First, Second and Third Quarter Acquisitions and Dispositions: WXLO-FM in Worcester, Massachusetts was acquired on February 10, 2000 and WORC-FM also in Worcester was acquired on April 7, 2000. WORC-FM was operated under a local marketing agreement from February 10, 2000 until April 7, 2000. On March 31,

2000, the Company acquired two FM and two AM radio stations serving Lafayette, Louisiana. On April 6, 2000, the Company acquired one AM radio station in Albuquerque, New Mexico in exchange for one AM radio station in Albuquerque owned by the Company. On April 15, 2000, the Company completed its acquisition from Broadcasting Partners Holdings, L.P. of a total of 23 FM and 12 AM radio stations serving the markets of Buffalo/Niagara Falls, Syracuse and Ithaca, New York; Atlantic City/Cape May, New Jersey; Tyler/Longview, Texas; Monroe, Louisiana; New London, Connecticut; New Bedford/Fall River, Massachusetts; and Augusta/Waterville, Presque Isle and Dennysville/Calais, Maine, as well as the right to operate an additional FM radio station in Atlantic City/Cape May under a program service and time brokerage agreement and the right to sell advertising in the United States for one FM radio station in Niagara Falls, Ontario under a joint sales agreement. On April 18, 2000, the Company acquired one AM station serving Salt Lake City, Utah. On May 22, 2000, the Company acquired one AM station and one FM station in Worcester, Massachusetts, and an additional FM station in Worcester was acquired on June 19, 2000. On June 1, 2000, the Company entered into a local marketing agreement with Gleiser Communications, LLC with respect to five radio stations owned by the Company in Tyler, Texas. In addition, Gleiser Communications is obligated, except under certain circumstances, to purchase the radio stations from the Company prior to May 31, 2003. On June 28, 2000, the Company purchased all of the issued and outstanding capital stock of Bloomington Broadcasting Holdings, Inc. Through its subsidiaries, Bloomington Broadcasting Holdings owned and operated thirteen FM and seven AM radio stations serving the Grand Rapids, Michigan; Columbia, South Carolina; Chattanooga, Tennessee; Johnson City/Kingsport/Bristol, Tennessee; and Bloomington, Illinois markets. On August 1, 2000, the Company acquired four FM and two AM radio stations serving the Lansing/East Lansing, Michigan market, two FM stations serving the Saginaw/Bay City/Midland, Michigan market, one FM radio station serving the Flint, Michigan market and the right to operate one AM radio station serving Flint under a time brokerage agreement (as well as the right to acquire such station). In addition and on the same date, the Company sold one AM station and two FM stations serving the Saginaw/Bay City/Midland, Michigan market.


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

    NET BROADCASTING REVENUE. Net broadcasting revenue increased $27.7 million or 54.9% to $78.2 million for the three months ended September 30, 2000 from $50.5 million for the three months ended September 30, 1999, primarily due to the inclusion of revenue from radio stations acquired after September 30, 1999. Barter revenue, which is included in net broadcasting revenue, decreased $1.4 million to $4.4 million for the three months ended September 30, 2000 from $5.8 million for the same period in 1999. For markets where the Company operated stations for the full 2000 and 1999 three-month periods, excluding one market in the early stages of development, net broadcasting revenue for the stations operated by the Company in such markets increased $0.4 million or 0.9% to $43.5 million in the 2000 period from $43.1 million in the 1999 period. This lower-than-expected revenue growth for the quarter was due to lower-than-expected sales in September of 2000 and an unusually high level of cancellations of bookings for September of 2000.

    STATION OPERATING EXPENSES. Station operating expenses increased $15.5 million or 49.1% to $47.1 million for the three months ended September 30, 2000 from $31.6 million for the three months ended September 30, 1999. The increase in station operating expenses was primarily attributable to the inclusion of station operating expenses of the radio stations acquired after September 30, 1999. Barter expenses, which are included in station operating expenses, increased $1.0 million to $4.8 million for the three months ended September 30, 2000 from $3.8 million for the same period in 1999.

    BROADCAST CASH FLOW. As a result of the factors described above, broadcast cash flow increased $12.2 million or 64.6% to $31.1 million for the three months ended September 30, 2000 from $18.9 million for the three months ended September 30, 1999. For markets where the Company operated stations for the full 2000 and 1999 three-month periods, excluding one market in the early stages of development, broadcast cash flow for the stations operated by the Company in such markets increased $0.2 million or 1.2% to $17.0 million in the 2000 period from $16.8 million in the 1999 period. As a percentage of net broadcasting revenue, broadcast cash flow improved to 39.8% for the three months ended September 30, 2000 compared to 37.4% for the three months ended September 30, 1999.

    CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES (INCLUDES AMORTIZATION OF NON-CASH DEFERRED COMPENSATION). Corporate general and administrative expenses increased $3.3 million or 165.0% to $5.3 million for the three months ended September 30, 2000 from $2.0 million for the three months ended September 30, 1999. The increase was due primarily to a $3.0 million increase in amortization of non-cash deferred compensation related to stock options to purchase Citadel Communications' common stock. The remaining increase in corporate general and administrative expenses is due to increased staffing and associated costs needed to support the Company's growth.

    EBITDA. As a result of the factors described above, EBITDA increased $8.9 million or 52.7% to $25.8 million for the three months ended September 30, 2000 from $16.9 million for the three months ended September 30, 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $11.4 million or 114.0% to $21.4 million for the three months ended September 30, 2000 from $10.0 million for the three months ended September 30, 1999, primarily due to radio station acquisitions completed after September 30, 1999.

    INTEREST EXPENSE. Interest expense increased $7.3 million or 121.7% to $13.3 million for the three months ended September 30, 2000 from $6.0 million for the three months ended September 30, 1999, primarily due to interest expense associated with increased borrowings and commitment fees under the Company's credit facility during the third quarter of 2000 as compared to the third quarter of 1999.

    INCOME TAX BENEFIT. The income tax benefit for the three months ended September 30, 2000 and 1999 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions, offset by state tax expense. The increase in income tax benefit for the quarter is due primarily to the stock-based acquisition that was completed in June of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    NET BROADCASTING REVENUE. Net broadcasting revenue increased $69.5 million or 56.5% to $192.5 million for the nine months ended September 30, 2000 from $123.0 million for the nine months ended September 30, 1999, primarily due to the inclusion of revenue from radio stations acquired after September 30, 1999. Barter revenue, which is included in net broadcasting revenue, increased $1.9 million to $12.3 million for the nine months ended September 30, 2000 from $10.4 million for the same period in 1999. For markets where the Company operated stations for the full 2000 and 1999 nine-month periods, excluding one market in the early stages of development, net broadcasting revenue for stations operated by the Company in such markets improved $8.1 million or 8.5% to $103.5 million in the 2000 period from $95.4 million in the 1999 period, primarily due to increased ratings and improved selling efforts offset by lower-than-expected sales in September of 2000 and an unusually high level of cancellations of bookings for September of 2000.

    STATION OPERATING EXPENSES. Station operating expenses increased $38.6 million or 47.7% to $119.5 million for the nine months ended September 30, 2000 from $80.9 million for the nine months ended September 30, 1999. The increase in station operating expenses was primarily attributable to the inclusion of station operating expenses of the radio stations acquired after September 30, 1999. Barter expenses, which are included in station operating expenses, increased $2.1 million to $9.6 million for the nine months ended September 30, 2000 from $7.5 million for the same period in 1999.

    BROADCAST CASH FLOW. As a result of the factors described above, broadcast cash flow increased $30.9 million or 73.4% to $73.0 million for the nine months ended September 30, 2000 from $42.1 million for the nine months ended September 30, 1999. For markets where the Company operated stations for the full 2000 and 1999 nine-month periods, excluding one market in the early stages of development, broadcast cash flow for the stations operated by the Company in such markets increased $4.9 million or 14.2% to $39.3 million in the 2000 period from $34.4 million in the 1999 period. As a percentage of net broadcasting revenue, broadcast cash flow improved to 37.9% for the nine months ended September 30, 2000 compared to 34.2% for the nine months ended September 30, 1999.

    CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES (INCLUDES AMORTIZATION OF NON-CASH DEFERRED COMPENSATION). Corporate general and administrative expenses increased $11.3 million or 230.6% to $16.2 million for the nine months ended September 30, 2000 from $4.9 million for the nine months ended September 30, 1999. The increase was due primarily to a $9.4 million increase in amortization of non-cash deferred compensation related to stock options to purchase Citadel Communications' common stock. The remaining increase in corporate general and administrative expenses is due to increased staffing and associated costs needed to support the Company's growth.

    EBITDA. As a result of the factors described above, EBITDA increased $19.6 million or 52.7% to $56.8 million for the nine months ended September 30, 2000 from $37.2 million for the nine months ended September 30, 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $25.4 million or 103.7% to $49.9 million for the nine months ended September 30, 2000 from $24.5 million for the nine months ended September 30, 1999, primarily due to radio station acquisitions completed after September 30, 1999.

     INTEREST EXPENSE. Interest expense increased $13.5 million or 77.1% to $31.0 million for the nine months ended September 30, 2000 from $17.5 million for the nine months ended September 30, 1999, primarily due to interest expense associated with increased borrowings and commitment fees under the Company's credit facility during the first nine months of 2000 as compared to the first nine months of 1999.

INCOME TAX BENEFIT. The income tax benefit for the nine months ended September 30, 2000 and 1999 represents the reversal of deferred tax liabilities established at the date of acquisition due to differences in tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions, offset by state tax expense. The increase in income tax benefit for the nine month period is due primarily to the stock-based acquisitions that were completed in June of 2000 and August of 1999.


LIQUIDITY AND CAPITAL RESOURCES

    Liquidity needs have been driven by the Company's acquisition strategy. The Company's principal liquidity requirements are for debt service, working capital, any future acquisitions and general corporate purposes, including capital expenditures. The Company's acquisition strategy has historically required a significant portion of the Company's capital resources. The Company expects that its debt service obligations within the next twelve months, without regard to further acquisitions, will be approximately $85.1 million, including approximately $21.0 million for interest on its 10-1/4% Senior Subordinated Notes and its 9-1/4% Senior Subordinated Notes and approximately $64.1 million for interest on its credit facility, excluding any commitment fees and interest due under rate swap transactions. Citadel Broadcasting's 13-1/4% Exchangeable Preferred Stock does not require cash dividends through July 1, 2002.

    The Company and Citadel Communications have financed the Company's past acquisitions through bank borrowings, sales of equity and debt securities, internally generated funds and proceeds from asset sales. The Company expects that financing for future acquisitions will be provided from the same sources.

    At September 30, 2000, the Company held approximately $16.1 million in cash and cash equivalents. On October 30, 2000, the Company repaid $12.0 million of borrowings under its credit facility.

    NET CASH PROVIDED BY OPERATING ACTIVITIES. For the nine months ended September 30, 2000, net cash provided by operations increased to $28.1 million from $7.3 million for the comparable 1999 period, primarily due to the inclusion of operating activities of the radio stations acquired after September 30, 1999.

    NET CASH USED IN INVESTING ACTIVITIES. For the nine months ended September 30, 2000, net cash used in investing activities, primarily for station acquisitions, increased to $504.3 million from $245.7 million in the comparable 1999 period. For further discussion of acquisitions completed in 2000 compared to 1999, see "Results of Operations" above.

    NET CASH PROVIDED BY FINANCING ACTIVITIES. For the nine months ended September 30, 2000, net cash provided by financing activities was $474.4 million compared to $145.5 million in the comparable 1999 period. This increase of $328.9 million is primarily the result of the 2000 Stock Offering by Citadel Communications described below and additional borrowings under the credit facility offset by proceeds of approximately $140.4 million from Citadel Communications' 1999 stock offering.

    2000 STOCK OFFERING. On February 11, 2000, Citadel Communications sold 4,750,000 shares of its common stock at $51.50 per share (the "2000 Stock Offering"). The proceeds to Citadel Communications from the offering, net of underwriting discounts and commissions, were approximately $234.8 million.
The net proceeds received by Citadel Communications from the 2000 Stock Offering were transferred to the equity of Citadel Broadcasting. A portion of the proceeds was used to repay a portion of the indebtedness under Citadel Broadcasting's credit facility and the remainder was used to fund radio station acquisitions during the first and second quarter of 2000.

        CREDIT FACILITY AND REVISED CREDIT FACILITY. On December 17, 1999, the Company and Citadel Communications entered into a credit facility with Credit Suisse First Boston, as the lead arranger, administrative agent and collateral agent, and the lenders named therein, which provided for the making to Citadel Broadcasting by the lenders of term loans at any time during the period from December 17, 1999 to December 15, 2000, in an aggregate principal amount not in excess of $250.0 million and revolving loans at any time and from time to time prior to March 31, 2007 (subject to extension to December 31, 2007), in the aggregate principal amount at any one time outstanding not in excess of $150.0 million. Of the $150.0 million available in the form of revolving loans under the revolving credit facility, up to $50.0 million could be made available in the form of letters of credit. On February 10, 2000, the credit facility was amended and restated to increase the amount of the facility from $400.0 million to $500.0 million. The $100.0 million increase was allocated $75.0 million to the revolving loans and $25.0 million to the term loans.

         On October 2, 2000, the Company and Citadel Communications completed a Second Amended and Restated Credit Agreement (the "Revised Credit Facility"), which replaced the original credit facility. The Revised Credit Facility provides for (a) term loans (the "Tranche A Term Loans") at any time prior to December 15, 2000 in an aggregate principal amount not in excess of $325.0 million, (b) a term loan (the "Tranche B Term Loan" and together with the Tranche A Term Loans, the "Term Loan Facility") in the principal amount of $200.0 million, and (c) revolving loans at any time and from time to time prior to March 31, 2006, in an aggregate principal amount at any one time outstanding not in excess of $225.0 million (the "Revolving Credit Facility"). Of the $225.0 million which is available in the form of revolving loans under the Revolving Credit Facility, up to $50.0 million may be made available in the form of letters of credit. In addition, the Company may request up to $150.0 million in additional loans, which loans may be made at the sole discretion of the lenders. The lenders are under no obligation whatsoever to make such additional loans.

         The Revised Credit Facility bears interest at a rate equal to the applicable margin plus either (a) the greater of (i) the per annum rate of interest publicly announced from time to time by Credit Suisse First Boston in New York, New York, as its prime rate of interest (the "Prime Rate") or (ii) the federal funds effective rate as in effect plus 1/2 of 1% ( with the greater of (i) or (ii) being referred to as the "Alternative Base Rate"), or (b) a rate determined by Credit Suisse First Boston to be the Adjusted LIBO Rate for the respective interest period. The LIBO Rate is determined by reference to the British Bankers' Association Interest Settlement Rates for deposits in dollars. The applicable margin for the Tranche B Term Loan is 2.0% and 3.0%, respectively, for Alternative Base Rate and Adjusted LIBO Rate. The applicable margins for the Tranche A Term Loans and revolving loans are expected to range between 0.00% and 1.75% for the Alternative Base Rate and 0.75% and 2.75% for the Adjusted LIBO Rate, depending on the Company's consolidated leverage ratio.

         During the first quarter of 2000, Citadel Broadcasting repaid $132.0 million in revolving loans outstanding under the credit facility with $120.0 million in term borrowings, internally generated funds and a portion of the funds received from the 2000 Stock Offering. On June 15, 2000, Citadel Broadcasting borrowed $160.0 million as revolving loans under the credit facility. The funds were used to purchase the outstanding stock of Bloomington Broadcasting Holdings, Inc. On July 31, 2000, Citadel Broadcasting borrowed an additional $25.0 million as revolving loans and $74.0 million as term loans under the credit facility. These funds along with the proceeds received from the sale of three radio stations in Saginaw/Bay City/Midland, Michigan were used to complete the August 1, 2000 acquisition of other radio stations in Michigan, see "Pending Acquisitions and Recently Completed Transactions" below. On October 2, 2000, the Company borrowed (a) $200.0 million as a Tranche B Term loan, (b) $55.0 million as a Tranche A Term Loan and (c) $35.0 million as a revolving loan under the Revised Credit Facility. The funds were used to complete Citadel Broadcasting's acquisition of eleven radio stations and related real estate from Dick Broadcasting Company. On October 30, 2000, the Company repaid $12.0 million under the Revolving Credit Facility. Below is a table that sets forth the current rates and terms of the amounts borrowed under the Revised Credit Facility.

Type and Amount of Borrowing        Interest Rate     Next Interest Rate Change
----------------------------        -------------     -------------------------
Tranche A - $120,000,000            9.8750%           December 5, 2000
Tranche A - $ 74,000,000            9.6875%           January 31, 2001
Tranche A - $ 55,000,000            9.6250%           January 2, 2001
Tranche B - $200,000,000            9.8750%           January 2, 2001
Revolving - $160,000,000            9.5625%           January 16, 2001
Revolving - $ 25,000,000            9.6875%           January 31, 2001
Revolving - $ 23,000,000            9.6250%           January 2, 2001

         Additional draws may be made under the Tranche A Term Loans to finance permitted acquisitions and to pay related fees and expenses, including repayment of revolving loans used to finance permitted acquisitions. The maturity date for the Tranche A Term Loans is December 31, 2006 (subject to extension to December 17, 2007). The amount of any Tranche A Term Loans outstanding on December 17, 2002 must be repaid in varying quarterly installments ranging from 3.75% of the amount on March 31, 2003 to 6.25% of the amount on December 31, 2007(if maturity is extended to such date).

         The maturity date of the Tranche B Term Loan is March 31, 2007 (subject to extension to June 30, 2008). The Tranche B Term Loan must be repaid in quarterly installments ranging from .25% of the amount from March 31, 2003 to March 31, 2008 and 94.75% of the amount on June 30, 2008 (if maturity is extended to such date).

         In addition, mandatory prepayments must be made under the Term Loan Facility upon the happening of certain events. However, for as long as the Tranche B Term Loan is outstanding, lenders with any portion of such outstanding loan may decline to accept any mandatory prepayment of such loan and cause all or a portion of the prepayment to instead be allocated to the then-outstanding Tranche A Term Loans.

         Additional draws may be made under the Revolving Credit Facility, subject to the satisfaction of certain conditions, for general corporate purposes, including for working capital, capital expenditures, and to finance permitted acquisitions. The Revolving Credit Facility must be paid in full on or before December 31, 2006 (subject to extension to December 31, 2007). In addition, the mandatory prepayments must be made under the Revolving Credit Facility upon the happening of certain events.

         Consistent with the original credit facility, the Revised Credit Facility provides for a letter of credit facility up to $50.0 million, which is a sub facility of the Revolving Credit Facility. The letter of credit facility provides for the issuance of letters of credit by Citadel Broadcasting as security for the obligations of Citadel Broadcasting under agreements entered into in connection with certain radio station acquisitions and for any other purpose related to the business of Citadel Broadcasting. As of November 10, 2000, the Company had no amounts outstanding under the letter of credit facility.

         The Revised Credit Facility also requires that no less than 50% of the Company's long-term indebtedness be subject to fixed interest rates. The Company has entered into the following one year interest rate swap transactions in order to convert a portion of its variable rate debt into fixed rate debt.

Transaction Date       Notional Amount      Fixed Rate        Variable Rate
----------------       ---------------      ----------        -------------
June 30, 2000          $25,000,000          7.055%            6.78%
August 31, 2000        $40,000,000          6.855%            6.68%

         The Company will incur interest expense based on the notional amounts at the fixed rates and will receive interest income at the variable rates. The variable rates are based on LIBO Rate and are adjusted quarterly. The Company will enter into an additional one year rate swap transaction by November of 2000 in a notional amount of approximately $135.0 million. The fixed and variable rates will be based on market rates at the time the transaction is completed.

         Subject to permitted liens, the Revised Credit Facility is secured by:
(a) a first priority pledge on all of Citadel Broadcasting's capital stock other than its exchangeable preferred stock, (b) a first priority security interest in all the existing and after-acquired property of Citadel Communications and Citadel Broadcasting, including, without limitation, accounts, machinery, equipment, inventory, real estate, general intangibles and investment property and (c) all proceeds of the foregoing. The Revised Credit Facility is also guaranteed by Citadel Communications. The Revised Credit Facility contains customary events of default. Upon the occurrence of an event of default, with certain limitations, the Company's obligations under the Revised Credit Facility, which are at that time outstanding, may become accelerated.

         The Revised Credit Facility contains customary restrictive covenants, which, among other things, and with exceptions, limit the ability of Citadel Broadcasting and Citadel Communications to incur additional indebtedness and liens, enter into transactions with affiliates, make acquisitions other than permitted acquisitions, pay dividends, redeem or repurchase capital stock, enter into certain sale and leaseback transactions, consolidate, merge or effect asset sales, issue additional equity, make capital expenditures, make investments, loans or prepayments or change the nature of Citadel Communications and the Company's business. The Company is also required to satisfy certain financial ratios and comply with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. These financial tests must be met beginning with the quarter ended December 31, 2000.

         As of November 10, 2000, Citadel Broadcasting had $208.0 million outstanding as revolving loans with $17.0 million still available as revolving loans, $249.0 million outstanding as Tranche A Term Loans with $76.0 million still available as Tranche A Term Loans and $200.0 million outstanding as a Tranche B Term Loan under the Revised Credit Facility.

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

    The indentures governing the 10 1/4% notes and the 9 1/4% notes contain certain restrictive covenants, including limitations which restrict the ability of Citadel Broadcasting to incur additional debt, incur liens, pay cash dividends, or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. As of September 30, 2000, Citadel Broadcasting was in compliance with all covenants under the indentures.

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

    The Certificate of Designation governing the exchangeable preferred stock also contains covenants that restrict Citadel Broadcasting from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures and transactions with affiliates. As of September 30, 2000, Citadel Broadcasting was in compliance with all covenants under the Certificate of Designation.

    PENDING ACQUISITIONS AND RECENTLY COMPLETED TRANSACTIONS. The Company has two transactions currently pending, which if completed, would result in the purchase of one FM radio station and one AM radio station. The total cash required to fund the pending acquisitions is expected to be approximately $1.4 million, of which approximately $0.9 million has already been paid and the remaining amount due will be funded with working capital. The consummation of each of the pending transactions is subject to certain conditions. Although the Company believes that all closing conditions will be satisfied in each case, there can be no assurance that this will be the case.

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

         On October 2, 2000, the Company completed its acquisition from Dick Broadcasting Company, Inc. of Tennessee and related entities of (i) three FM radio stations and one AM radio station serving Knoxville, Tennessee, two FM radio stations serving Nashville, Tennessee and three FM and two AM radio stations serving Birmingham, Alabama, and (ii) related real estate used in connection with the operation of the stations. The aggregate purchase price was approximately $288.6 million. This acquisition was funded by $290.0 million in additional borrowings under the Revised Credit Facility.

    CAPITAL EXPENDITURES. The Company had capital expenditures of approximately $4.1 million for the nine months ended September 30, 2000. The Company's capital expenditures consist primarily of construction in progress related to facilities, office furniture and equipment, broadcasting equipment and transmission tower upgrades.

    In addition to acquisitions and debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount. Management believes that cash from operating activities and revolving loans and term loans under the Company's credit facility should be sufficient to permit the Company to meet its financial obligations and to fund its operations for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS No. 138). SFAS No. 138 amends a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133. SFAS No. 138 is effective for fiscal years beginning after June 15, 2000, and is not expected to have a material effect on the Company.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" (an interpretation of APB Opinion No. 25). This interpretation provides guidance regarding the application of APB Opinion 25 to Stock Compensation involving employees. This interpretation is effective July 1, 2000 and is not expected to have a material effect on the Company.

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

    As of September 30, 2000, we had:

    o outstanding total debt of approximately $598.4 million, excluding the discount on our 10 1/4% notes and our 9 1/4% notes,

    o our exchangeable preferred stock with an aggregate liquidation preference of approximately $93.0 million, and

    o     shareholders' equity of approximately $434.6 million.

    We borrowed an additional $290.0 million on October 2, 2000 to complete the acquisition of 11 radio stations and we anticipate that we will incur additional indebtedness in connection with any further implementation of our acquisition strategy. For more information about our indebtedness, see the discussion above under the heading "Liquidity and Capital Resources."

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

    We had a net loss of $8.9 million for the year ended December 31, 1999 and $20.2 million for the nine months ended September 30, 2000. The primary reasons for these losses are significant charges for depreciation and amortization relating to the acquisition of radio stations, interest charges on our outstanding debt and non-cash deferred compensation related to stock options. These charges will increase as a result of our October 2, 2000 acquisition of 11 radio stations, and, if we acquire additional stations, these charges will probably increase further. We expect to continue to experience net losses through at least 2001.

LIMITATIONS ON ACQUISITION STRATEGY--Our strategy to expand our business and increase revenue through acquisitions may fail due to a number of risks involved in implementing this strategy.

         We have grown, and expect to continue to grow, by acquiring radio stations in mid-sized markets. However, our acquisition strategy may not increase our cash flow or yield other anticipated benefits because this strategy is subject to a number of other risks, including:

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

    Also, the amount that remains available for borrowing under the credit facility for acquisitions is $93.0 million. We may be unable to obtain additional required financing for acquisitions on terms favorable to us or at all.

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

POTENTIAL DIFFICULTIES IN COMPLETING FUTURE TRANSACTIONS DUE TO GOVERNMENTAL REVIEW--Antitrust law and other regulatory considerations could prevent or delay our strategy to expand our business and increase revenue.

    The completion of any future transactions we may consider may be subject to the notification filing requirements, applicable waiting periods and possible review by the United States Department of Justice or the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Any future radio station acquisitions and dispositions will be subject to the license transfer approval process of the Federal Communications Commission. Review by the Department of Justice or the Federal Trade Commission may cause delays in completing transactions and, in some cases, result in attempts by these agencies to prevent completion of transactions or negotiate modifications to the proposed terms. Review by the FCC, particularly review of concentration of market revenue share, may also cause delays in completing transactions. Any delay, prohibition or modification could adversely affect the terms of a proposed transaction or could require us to abandon an otherwise attractive opportunity.

         The closings of several of our recent transactions have been delayed by the FCC's analysis of market revenue share in various markets. The recently completed acquisition of stations in Michigan from Liggett Broadcast, Inc. and certain of its affiliates was delayed as we received a request for additional information and documents from the Department of Justice relating to stations in Saginaw/Bay City/Midland, Michigan. To resolve the Department of Justice's concerns, we concurrently sold two of our existing stations and one station acquired serving Saginaw/Bay City/Midland in connection with our acquisition of stations from Liggett Broadcast, Inc. and its affiliates. For a discussion of one antitrust proceeding in which we are currently involved, see the next risk factor relating to the importance of certain markets.

IMPORTANCE OF CERTAIN MARKETS--A downturn in any of our significant markets could adversely affect our revenue and cash flow.

    Our Albuquerque, Providence and Salt Lake City markets are particularly important for our financial well being. A significant decline in net broadcasting revenue from our stations in these markets could have a material adverse effect on our operations and financial condition. To illustrate, our radio stations in these markets generated the following percentages of our total net broadcasting revenue and broadcast cash flow for the nine months ended September 30, 2000:

                             % OF NET                    % OF BROADCAST
  MARKET               BROADCASTING REVENUE                 CASH FLOW
----------             --------------------                -----------
Albuquerque                    8.3%                            8.7%
Providence                     7.2%                            8.2%
Salt Lake City                 7.1%                            6.9%

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    MARKET RISK. During the normal course of business the Company is routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and collectibility of accounts receivable. The Company constantly assesses these market risks and has established policies and practices to protect against the adverse effects of these and other potential exposures. In addition, the Company is exposed to foreign currency risk with respect to Canadian accounts receivable. However, management believes that these foreign receivables are insignificant relative to the Company's total accounts receivable and do not represent a material market risk to the Company. The Company does not use derivative financial instruments for trading purposes. Although the Company does not anticipate any material losses in any of these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

    INTEREST RATE RISK. The Company is exposed to interest rate changes under the Revised Credit Facility and interest rate swap transactions. Management constantly monitors interest rate changes to determine the impact any change will have on the Company's business, financial condition or results of operations. The Company does not consider its cash and cash equivalents to be subject to interest rate risk due to their short-term maturities. Notwithstanding these efforts to manage interest rate risks, there can be no assurance that the Company will be adequately protected against the risks associated with interest rate fluctuations.

         The Revised Credit Facility, which the Company maintains to provide liquidity and to fund capital expenditures and acquisitions, bears interest equal to an applicable margin plus a variable rate based on either (a) the greater of (i) the per annum rate of interest publicly announced from time to time by Credit Suisse First Boston in New York, New York, as its prime rate of interest (the "Prime Rate") or (ii) the federal funds effective rate as in effect plus 1/2 of 1% ( with the greater of (i) or (ii) being referred to as the "Alternative Base Rate"), or (b) a rate determined by Credit Suisse First Boston to be the Adjusted LIBO Rate for the respective interest period. The LIBO Rate is determined by reference to the British Bankers' Association Interest Settlement Rates for deposits in dollars. For further discussion of the Company's interest rate under the Revised Credit Facility, see Item 2, Managements' Discussion and Analysis of Financial Condition and Results of Operations under the heading "Liquidity and Capital Resources - Credit Facility and Revised Credit Facility." The Company's Revised Credit Facility consists of revolving loans and Tranche A and Tranche B term loans. The revolving loans mature on December 31, 2006 (subject to extension until December 31, 2007). The Tranche A term loans are subject to quarterly principle repayments starting in March 2003 and ending December 31, 2006 (subject to an extension to December 17, 2007). The quarterly repayments are based on a percentage of the Tranche A term loan borrowings and the percentage ranges from 3.75% in 2003 to 6.25% in 2007 (if maturity is extended to such date). The Tranche B term loan is also subject to quarterly principle repayments starting in March 2003 and ending March 31, 2007 (subject to an extension to June 30,
2008). The quarterly repayments are based on a percentage of the Tranche B term loan borrowings and the percentage ranges from .25% from March 31, 2003 to March 31, 2008 and 94.75% on June 30, 2008(if maturity is extended to such date).

         At September 30, 2000, there was $194.0 million outstanding under the Tranche A term loans at interest rates of 9.6875% to 9.875% and $185.0 million outstanding under the revolving loans at interest rates of 9.5625% to 9.6875%. On October 2, 2000, the Company borrowed an additional $200.0 million under the Tranche B term loan at an interest rate of 9.875%, $55.0 million under the Tranche A term loans at an interest rate of 9.625% and $35.0 million under the revolving loans at an interest rate of 9.625%. On October 30, 2000, the Company repaid $12.0 million under the revolving loans.

    In addition, the Revised Credit Facility requires that no less than 50% of the Company's long-term indebtedness be subject to fixed interest rates. If the Company's total variable debt under the Revised Credit Facility exceeds this 50% threshold, the Company is required to enter into a hedging contract that will convert a portion of the variable rate into a fixed rate. On June 30, 2000, the Company entered into a one-year interest rate swap transaction in a notional amount of $25.0 million. The Company will pay a fixed rate of 7.055% and will receive a variable rate based on the three month LIBO rate. The variable rate will adjust quarterly and the initial rate was set at 6.78%. On August 31, 2000 the Company entered into another one-year interest rate swap transaction in a notional amount of $40.0 million. Under the terms of this transaction, the Company will pay a fixed rate of 6.855% and will receive a variable rate, to adjust quarterly, based on the three-month LIBO rate. The initial variable rate under this transaction was set at 6.68%. The Company expects to enter into another one-year interest rate swap transaction in a notional amount of approximately $135.0 million during November of 2000. The Company will pay a fixed rate and receive a variable rate of interest. The fixed and variable rates will be based on market rates at the time the transaction is completed.

         Through the Revised Credit Facility and related interest swap transactions, the Company may be vulnerable to changes in the U.S. prime rates, the federal funds effective rate and the LIBO rate. The Company has performed a sensitivity analysis assuming a hypothetical increase in the interest rate of 10% applied to the $379.0 million of outstanding variable debt and the interest rate swap transactions as of September 30, 2000. The analysis also factors in the additional borrowings completed on October 2, 2000 and the repayment of variable debt on October 30, 2000. However, the analysis excludes the impact of the anticipated $135.0 million additional interest rate swap transaction as the Company has not yet completed this transaction.

         Based on this analysis, as of September 30, 2000,the impact on future earnings for the next twelve months would be approximately $6.0 million of increased interest expense, which amount includes a reduction in interest expense of $0.4 million related to the interest rate swap transactions. Comparatively, assuming the same hypothetical 10% increase in the interest rate applied to the $57.5 million of outstanding variable debt and related interest rate swap transaction as of September 30, 1999, the impact on future earnings would have been approximately $0.3 million of increased interest expense, which amount includes a reduction in interest expense of $0.1 million related to the then interest rate swap transaction.

         Such potential increases are based on certain simplifying assumptions, including a constant level of variable-rate debt and related interest rate swap transactions during the period and a constant interest rate based on the variable rates in place as of September 30, 2000 and 1999. In the case of the additional borrowings in October of 2000, the variable interest rate would be based on the initial rate set at the date of borrowing.

         Settlement of the Company's interest rate swap transactions are recorded as adjustments to interest expense or income on a monthly basis. A mark-to-market adjustment is recorded as a component of shareholders' equity to reflect the fair market value of the interest rate swap agreement. The estimated fair market value of the interest rate swap transactions, net of tax, based on their current market rates, approximated a net payable of $100,000 and $12,000 as of September 30, 2000 and 1999, respectively.

PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBIT INDEX

    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBIT
    ------                              ----------------------
         2.1                            First Amendment to Asset Purchase
                                        Agreement dated September 30, 2000 among
                                        Dick Broadcasting Company, Inc. of
                                        Tennessee, Dick Broadcasting Company,
                                        Inc. of Alabama, DFT Realty, DFT Realty
                                        II, LLC, James Allen Dick, Sr., James
                                        Allen Dick, Jr., Charles Arthur Dick,
                                        Emily Dick McAlister, Jeannette Dick
                                        Hundley and Citadel Broadcasting Company
                                        (incorporated by reference to Exhibit
                                        2.1 to Citadel Communications
                                        Corporation's Current Report on Form 8-K filed on October 17, 2000).

         4.1 Second Amended and Restated Credit Agreement dated as of October 2, 2000 among Citadel Broadcasting Company, Citadel Communications Corporation,
                                        Credit Suisse First Boston, as Lead
                                        Arranger, Administrative Agent and
                                        Collateral Agent, FINOVA Capital
                                        Corporation, as Syndication Agent, First
                                        Union National Bank and Fleet National
                                        Bank, as Documentation Agents, and the
                                        lenders named therein (incorporated by
                                        reference to Exhibit 4.1 to Citadel
                                        Broadcasting Company's Current Report on
                                        Form 8-K filed on October 17, 2000).


         27                             Financial Data Schedule

(b) Reports on Form 8-K - During the quarter ended September 30, 2000, Citadel Broadcasting Company filed the following report on Form 8-K.

    (i) Form 8-K filed on July 13, 2000 reporting the June 28, 2000 acquisition of all the issued and outstanding capital stock of Bloomington Broadcasting Holdings, Inc.

                  Financial Statements - The following financial statements of Bloomington Broadcasting Holdings, Inc. and Subsidiaries were included in this report:

                  Independent Auditor's Report

                  Consolidated Balance Sheet as of December 31, 1999

                  Consolidated Statement of Income for the year ended December 31, 1999

                  Consolidated Statement of Stockholders' Equity for the year ended December 31, 1999

                  Consolidated Statement of Cash Flows for the year ended December 31, 1999

                  Notes to Consolidated Financial Statements

                  Consolidated Balance Sheet as of March 31, 2000 (unaudited)

                  Consolidated Statements of Operations for the three month periods ended March 31, 2000 and 1999 (unaudited)

                  Consolidated Statement of Stockholders' Equity for the three month period ended March 31, 2000 (unaudited)

                  Consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and 1999 (unaudited)

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited)

                  Pro Forma Financial Information - The following pro forma financial information of Citadel Broadcasting Company was included in this report:

                  Unaudited Pro Forma Condensed Consolidated Balance Sheet as of March 31, 2000

                  Unaudited Pro Forma Condensed Consolidated Statement of Operations for the three months ended March 31, 2000

                  Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1999

     (ii) Form 8-K filed on August 9, 2000 reporting (a) the August 1, 2000 acquisition of nine radio stations, and the right to operate one additional radio station under a time brokerage agreement (as well as the right to acquire such station) and related assets, (b) the August 1, 2000 sale of three radio stations and (c) the August 1, 2000 appointment of Robert G. Liggett, Jr. as a director of each of Citadel Communications Corporation and Citadel Broadcasting Company.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CITADEL BROADCASTING COMPANY

Date   November 14, 2000        By: /s/  LAWRENCE R. WILSON
      ------------------            --------------------------------------------
                                    Lawrence R. Wilson
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date:  November 14, 2000        By: /s/  DONNA L. HEFFNER
      ------------------            --------------------------------------------
                                    Donna L. Heffner
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBIT
    ------                              ----------------------
      2.1                               First Amendment to Asset Purchase
                                        Agreement dated September 30, 2000 among
                                        Dick Broadcasting Company, Inc. of
                                        Tennessee, Dick Broadcasting Company,
                                        Inc. of Alabama, DFT Realty, DFT Realty
                                        II, LLC, James Allen Dick, Sr., James
                                        Allen Dick, Jr., Charles Arthur Dick,
                                        Emily Dick McAlister, Jeannette Dick
                                        Hundley and Citadel Broadcasting Company
                                        (incorporated by reference to Exhibit
                                        2.1 to Citadel Communications
                                        Corporation's Current Report on Form 8-K filed on October 17, 2000).

      4.1 Second Amended and Restated Credit Agreement dated as of October 2, 2000 among Citadel Broadcasting Company, Citadel Communications Corporation,
                                        Credit Suisse First Boston, as Lead
                                        Arranger, Administrative Agent and
                                        Collateral Agent, FINOVA Capital
                                        Corporation, as Syndication Agent, First
                                        Union National Bank and Fleet National
                                        Bank, as Documentation Agents, and the
                                        lenders named therein (incorporated by
                                        reference to Exhibit 4.1 to Citadel
                                        Broadcasting Company's Current Report on
                                        Form 8-K filed on October 17, 2000).

      27                                Financial Data Schedule