Form 10-K405
period 2000-12-31
CITADEL BROADCASTING CO
filed 2001-03-23
CIK 1042742

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     As of March 12, 2001, there were 45,000 shares of common stock, $.001 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          CITADEL BROADCASTING COMPANY

                                   FORM 10-K
                               DECEMBER 31, 2000

                                     INDEX

                                                                             PAGE
                                                                             ----
PART I
     Item 1    - Business..................................................    4
     Item 2    - Properties................................................   24
     Item 3    - Legal Proceedings.........................................   24
     Item 4    - Submission of Matters to a Vote of Security Holders.......   26

PART II
     Item 5    - Market For Registrant's Common Equity and Related
               Stockholder Matters.........................................   27
     Item 6    - Selected Financial Data...................................   27
     Item 7    - Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................   28
     Item 7A   - Quantitative and Qualitative Disclosures About Market
               Risk........................................................   43
     Item 8    - Financial Statements and Supplementary Data...............   44
     Item 9    - Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure.........................   44

PART III
     Item 10   - Directors and Executive Officers of the Registrant........   45
     Item 11   - Executive Compensation....................................   48
     Item 12   - Security Ownership of Certain Beneficial Owners and
               Management..................................................   52
     Item 13   - Certain Relationships and Related Transactions............   55

PART IV
     Item 14   - Exhibits, Financial Statement Schedules and Reports on
               Form 8-K....................................................   56

FORWARD-LOOKING STATEMENTS

     Certain matters in this Form 10-K, including, without limitation, certain matters discussed under Item 1, Business, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. The words "believes," "may," "will," "anticipates," "intends," "expects" and similar words and phrases are intended to identify forward-looking statements. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Our forward-looking statements are subject to risks, uncertainties and assumptions including, among other things:

     - the realization of our business strategy,

     - general economic and business conditions, both nationally and in our radio markets,

     - our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

     - anticipated trends in our industry,

     - the impact of current or pending legislation and regulation and antitrust considerations, and

     - other risks and uncertainties discussed in Item 1, Business, under the headings "Competition" and "Federal Regulation of Radio Broadcasting,"
       Item 3, Legal Proceedings, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

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

CERTAIN ADDITIONAL INFORMATION

     In connection with the proposed acquisition of Citadel Communications by an affiliate of Forstmann Little & Co. discussed in various sections of this report, Citadel Communications will be filing a definitive proxy statement with the Securities and Exchange Commission. CITADEL COMMUNICATIONS' INVESTORS AND STOCKHOLDERS ARE URGED TO READ THIS PROXY STATEMENT RELATING TO THE STOCKHOLDER VOTE WHEN IT BECOMES AVAILABLE BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION. Investors and stockholders will be able to obtain free copies of the proxy statement and any amendments thereto when they become available as well as other material filed by Citadel Communications with the SEC at the website maintained by the SEC at www.sec.gov. In addition, Citadel Communications will mail the proxy statement to each stockholder of record of its common stock on the record date established for the stockholders meeting and will also make additional copies of the proxy statement and any amendments thereto available for free to its stockholders. Please direct your request for the proxy statement to the Secretary of Citadel Communications at City Center West, Suite 400, 7201 West Lake Mead Boulevard, Las Vegas, Nevada 89128, telephone (702) 804-5200.

     Citadel Communications, Citadel Broadcasting, our directors, executive officers and certain other members of management and employees may be deemed to be soliciting proxies of Citadel Communications' stockholders to approve the proposed merger agreement between Citadel Communications and Forstmann Little's wholly owned subsidiary, FLCC Holdings, Inc. A description of any interests that our directors, executive officers and employees have in the transaction will be available in the proxy statement referenced above.

                                     PART I

ITEM 1.  BUSINESS

     We are a radio broadcaster in the United States that focuses primarily on acquiring, developing and operating radio stations in mid-sized markets. If we complete all of our pending transactions, we will own or operate 140 FM and 65 AM radio stations in 42 markets, including clusters of four or more radio stations in 32 markets. We also sell commercial advertising in the United States for one FM radio station in Canada.

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

     We acquired ownership of additional radio stations in each of 1993, 1994, 1996, 1997, 1998, 1999 and 2000. In the various transactions we completed in 2000, we acquired 85 radio stations in 25 markets, sold 3 radio stations in one market, and exchanged one AM station for another AM station in one market.

     Beginning in late 1997, we acquired ownership of, and began operating, an Internet service provider, eFortress, which offers its subscribers a variety of services, including electronic mail and access to the Internet. In December 1999, we decided to discontinue our Internet operations and adopted a plan for the sale of eFortress. On December 19, 2000, we entered into an agreement with a large internet service provider to sell our subscriber list. We plan to shut down all internet services by April 30, 2001. For additional information about these discontinued operations, see note 3 of the Notes to our Consolidated Financial Statements included in this report in Item 8, Financial Statements and Supplementary Data.

     On January 15, 2001, our parent, Citadel Communications entered into an Agreement and Plan of Merger, with FLCC Holdings, Inc., a Delaware corporation and an affiliate of Forstmann Little & Co., which the parties subsequently amended on March 13, 2001 and March 22, 2001, under which FLCC Acquisition Corp., a Nevada corporation and a wholly owned subsidiary of FLCC Holdings, will merge with and into Citadel Communications. Pursuant to the merger, each issued and outstanding share of Citadel Communications' common stock will be converted into the right to receive $26.00 in cash.

     The completion of this transaction is subject to various conditions, including approval of the Agreement and Plan of Merger by Citadel
Communications' stockholders and consent of the Federal Communications Commission to transfer of control of the station licenses.

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

ACQUISITION STRATEGY

     Our acquisition strategy is focused on acquiring additional radio stations in both our existing markets and in new markets in which we believe we can effectively use our operating strategies. We anticipate that we will continue to focus on mid-sized markets rather than attempt to expand into larger markets. Competition among potential purchasers for suitable radio station acquisitions is intense throughout the United States. We expect to continue to identify and pursue acquisition opportunities to complement and expand our station portfolio. Although we have identified further acquisition opportunities, we cannot assure you that we will be able to reach agreement with the identified candidates, that, in the future, we will be able to identify other suitable and available acquisition opportunities or that we will be able to complete any such acquisition opportunities. Additional risks and uncertainties related to our acquisition strategy are discussed below under the heading "Federal Regulation of Radio Broadcasting" and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Risk Factors."

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

PENDING TRANSACTIONS

     In addition to Citadel Communications' proposed merger with FLCC Acquisition discussed above under the heading "Corporate History," there are several transactions currently pending which, if completed, would result in our purchasing three FM and three AM radio stations and selling six FM radio stations and one AM radio station and the right to provide programming and sell commercial advertising for one FM radio station pursuant to a program service and time brokerage agreement. The aggregate purchase price for our pending acquisitions is approximately $66.5 million in cash, of which approximately $0.8 million has already been paid. The aggregate sale price for our pending dispositions is approximately $23.7 million in cash. If Citadel Communications' proposed merger with FLCC Acquisition is not consummated prior to the closing of our acquisition of one of the FM stations and one of the AM stations in Tucson, Arizona as discussed below, we will replace $4.7 million in cash purchase price with 181,820 shares of Citadel Communications' common stock valued at approximately $2.0 million, based on the closing price of Citadel Communications' common stock on December 21, 2000.

     The completion of each of our pending transactions is subject to various conditions, including FCC consent to the assignment of the station licenses or consent to transfer of control of the station licenses, as the case may be. Although we believe these closing conditions are generally customary for transactions of this type, there can be no assurance that the conditions will be satisfied.

     The following is a brief discussion of each of our pending transactions:

     - On August 13, 1999, Broadcasting Partners Holdings, L.P., through an affiliate, entered into an agreement to purchase from Butler Communications Corporation one AM radio station in Buffalo/Niagara Falls for which Broadcasting Holdings Partners provided programming and sold commercial advertising pursuant to a time brokerage agreement. We were assigned Broadcasting Partners Holdings' rights under the purchase agreement and the time brokerage agreement when we acquired substantially all of its assets in 2000. We currently provide programming and sell commercial advertising for this station pursuant to the time brokerage agreement. The FCC has approved the assignment of the station's license, and has approved several requests for extensions of the period of time authorized for completion of the license assignment. Butler Communications is working to complete the relocation of the station antenna to a new tower, which is a condition precedent to closing. The entire purchase price of approximately $0.8 million has been advanced to Butler Communications or is otherwise deemed paid as a result of expenditures previously made by us. We anticipate that this acquisition will close in the second quarter of 2001.

     - On December 14, 2000, we entered into an asset purchase agreement with Monroe Radio Partners, Inc. to sell four FM radio stations serving Monroe, Louisiana for the sale price of approximately $4.3 million in cash. An application seeking FCC approval of assignment of the station licenses was filed on January 3, 2001, and an initial grant of the application was received on February 16, 2001. We anticipate that this disposition will close in March or April 2001. Commencing on December 18, 2000, Monroe Radio Partners began providing programming and selling commercial advertising for these stations pursuant to a local marketing agreement dated December 14, 2000.

     - On December 21, 2000, we entered into an asset purchase agreement with Slone Broadcasting Inc. to acquire two FM radio stations and one AM radio station serving Tucson, Arizona for the purchase price of approximately $45.0 million in cash. We have delivered an irrevocable letter of credit in favor of Slone Broadcasting in the amount of $2.25 million to secure our obligations under the asset purchase agreement. An application seeking FCC approval of assignment of the station licenses was filed on December 29, 2000, and an initial grant of the application was received on February 20, 2001. Pursuant to the terms of the asset purchase agreement, this acquisition will close the earlier of December 31, 2001 or the date on which we have consummated a radio station disposition which, when aggregated with net proceeds received by us from other radio station dispositions consummated in 2001, results in our receipt of not less than $67.0 million in net proceeds. Commencing on February 1, 2001, we began providing programming and selling commercial advertising for these stations pursuant to a local marketing agreement entered into on December 21, 2000.

     - On December 21, 2000, we entered into purchase agreements, as amended on January 15, 2001, with each of the five members of Slone Radio, LLC to acquire all of the equity interests of Slone Radio LLC, which owns one FM radio station and one AM radio station, both serving Tucson, Arizona, for the aggregate purchase price of approximately $20.7 million in cash. However, if Citadel Communications' merger with FLCC Acquisition is not consummated prior to the closing of our acquisition of these stations, we will replace $4.7 million in cash purchase price with 181,820 shares of Citadel Communications' common stock valued at approximately $2.0 million, based on the closing price of the common stock on December 21, 2000. An application seeking FCC approval of transfer of the station licenses was filed on December 29, 2000, and an initial grant of the application was received on February 20, 2001. Pursuant to the terms of the purchase agreements, this acquisition will close the earlier of December 31, 2001 or the date on which we have consummated a radio station disposition which, when aggregated with net proceeds received by us from other radio station dispositions consummated in 2001, results in our receipt of not less than $67.0 million in net proceeds. Commencing on February 1, 2001, we began providing programming and selling commercial advertising for these stations pursuant to a local marketing agreement entered into on December 21, 2000.

     - On March 14, 2001, we entered into an asset purchase agreement with Millennium Radio Group, LLC to sell two FM radio stations, one AM radio station, and the right to program and sell commercial advertising for one FM station, all of which serve Atlantic City/Cape May, New Jersey, for the sale price of approximately $19.4 million in cash.

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

     If we complete all of our pending transactions, we will own 139 FM and 65 AM radio stations in 42 mid-sized markets, have the right to provide programming and sell advertising for one additional FM radio station in Reno, Nevada pursuant to a local marketing agreement, and sell commercial advertising in the United States for one FM radio station in Canada. The following table shows the radio stations we will own or operate assuming completion of the pending transactions described above. We obtained all metropolitan statistical area rank information for all markets from Investing in Radio Market Report 2000, 1st Edition published by BIA Research, Inc.

                                                                      NUMBER OF
                                                                       STATIONS
                                                              MSA     ----------
                                                              RANK    FM     AM
                                                              ----    ---    ---
Providence, RI..............................................   33       4     2
Salt Lake City, UT..........................................   35       4     3
Nashville, TN...............................................   43       2    --
Buffalo/Niagara Falls, NY(1)(2).............................   45       3     2
Oklahoma City, OK...........................................   54       4     1
Birmingham, AL..............................................   55       3     2
Tucson, AZ(1)(3)............................................   61       3     2
Wilkes-Barre/Scranton, PA...................................   64       7     4
Grand Rapids, MI............................................   66       3     1
Allentown/Bethlehem, PA.....................................   67       2    --
Knoxville, TN...............................................   69       3     1
Albuquerque, NM.............................................   72       5     3
Syracuse, NY................................................   75       3     1
Harrisburg/Lebanon/Carlisle, PA and York, PA(4).............   77       3     2
Baton Rouge, LA.............................................   82       4     2
Little Rock, AR(5)..........................................   83       8     3
Charleston, SC..............................................   87       5     3
Columbia, SC................................................   89       3     1
Spokane, WA.................................................   91       4     3
Colorado Springs, CO........................................   94       3     2
Johnson City/Kingsport/Bristol, TN..........................   96       2     3
Lafayette, LA...............................................  100       5     3

                                                                      NUMBER OF
                                                                       STATIONS
                                                              MSA     ----------
                                                              RANK    FM     AM
                                                              ----    ---    ---
Chattanooga, TN.............................................  104       3     1
Worcester, MA...............................................  110       4     1
Lansing/East Lansing, MI....................................  115       4     2
Portsmouth/Dover/Rochester, NH..............................  117       4    --
Flint, MI...................................................  119       1     1
Modesto, CA.................................................  122       4     1
Boise, ID...................................................  124       4     1
Saginaw/Bay City/Midland, MI................................  125       5    --
Reno, NV(6).................................................  128       4     1
Tyler/Longview, TX(7).......................................  140       1     4
Portland, ME and Dennysville/Calais, ME(8)..................  160       7    --
New Bedford/Fall River, MA..................................  164       1     1
Binghamton, NY..............................................  166       3     2
New London, CT..............................................  167       2     1
Bloomington, IL.............................................  230       2     1
Augusta/Waterville, ME......................................  250       2     2
Ithaca, NY..................................................  262       1     1
Presque Isle, ME............................................   NA       3    --
Muncie, IN..................................................   NA       1     1
Kokomo, IN..................................................   NA       1    --
                                                              ---     ---    --
     TOTAL..................................................          140    65

---------------
NA -- information not available

(1) The completion of our pending transaction in this market is subject to various conditions. Although we believe these closing conditions are generally customary for transactions of this type, there can be no assurance that the conditions will be satisfied.

(2) Pending its acquisition, we operate one of the listed AM stations under a local marketing agreement. The stations indicated do not include one FM radio station in Niagara Falls, Ontario for which we sell advertising in the United States under a joint sales agreement.

(3) Pending their acquisition, we provide programming and sell commercial advertising for all of these stations under a local marketing agreement.

(4) Harrisburg/Lebanon/Carlisle and York are adjacent markets with numerous overlapping radio signals and have been combined by us for administrative and accounting purposes. The MSA Rank for York, PA is 103, and we own one AM radio station that primarily serves this market.

(5) Three of these stations primarily serve the surrounding communities outside of Little Rock.

(6) We operate one of the listed FM radio stations in Reno under a local marketing agreement. We do not own this station.

(7) We own these stations, but they are operated by a third party under a local marketing agreement. This third party is obligated, except under limited circumstances, to purchase these stations from us prior to May 31, 2003.

(8) The Portland and Dennysville/Calais markets have been combined by us for administrative and accounting purposes. Dennysville/Calais, Maine, where we own one FM radio station, does not have an MSA rank.

ADVERTISING SALES

     Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2000, approximately 85% of our net broadcasting revenue was generated from the sale of local and regional advertising. Additional broadcasting revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "General." The major categories of our advertisers include automotive, restaurants and fast food, grocery and convenience stores, telephone companies and department stores. Each station's local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. We pay a higher commission rate to the sales staff for generating direct sales because we believe that through direct advertiser relationships we can better understand the advertiser's business needs and more effectively design an advertising campaign to help the advertiser sell its product or service. We employ personnel in each of our markets to produce commercials for the advertisers. National sales are made by a firm specializing in radio advertising sales on the national level in exchange for a commission from us that is based on our gross revenue from the advertising obtained. Regional sales, which we define as sales in regions surrounding our markets to companies that advertise in our markets, are generally made by our local sales staff.

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

     Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC's multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity. The FCC's multiple ownership rules have changed significantly as a result of the Telecommunications Act of 1996. For more information about FCC regulation and the provisions of the Telecommunications Act, see the discussion below under the heading "Federal Regulation of Radio Broadcasting." Our stations also compete for advertising revenue with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcasting. Digital audio broadcasting may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The delivery of information through the Internet has also created a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

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

     LICENSE GRANT AND RENEWAL. Acting under the authority of the Telecommunications Act, the FCC revised its rules to extend the maximum term for radio license renewals from seven to eight years. Licenses may be renewed through an application to the FCC. The Telecommunications Act prohibits the FCC from considering any competing applications for the radio frequency if the FCC finds that the licensee's station has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

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

                                                                                              EXPIRATION
                                                            HAAT                               DATE OF
                                                    FCC      IN      POWER IN                    FCC
MARKET                                STATION      CLASS   METERS    KILOWATTS    FREQUENCY    LICENSE
------                              ------------   -----   ------   -----------   ---------   ----------

Providence, RI....................  WPRO-AM          B        NA        5.0         630 kHz    04-01-06
                                    WPRO-FM          B       168       39.0        92.3 MHz    04-01-06
                                    WSKO-AM          B        NA        5.0         790 kHz    04-01-06
                                    WWLI-FM          B       152       50.0       105.1 MHz    04-01-06
                                    WZRA-FM          A       163        2.3        99.7 MHz    04-01-06
                                    WZRI-FM          A        90        4.2       100.3 MHz    04-01-06

Salt Lake City, UT................  KBEE-AM          B        NA    10.0/0.195      860 kHz    10-01-05
                                    KUBL-FM          C      1140       26.0        93.3 MHz    10-01-05
                                    KENZ-FM          C       869       45.0       107.5 MHz    10-01-05
                                    KBER-FM          C      1140       25.0       101.1 MHz    10-01-05
                                    KFNZ-AM          B        NA        5.0        1320 kHz    10-01-05
                                    KBEE-FM          C       894       40.0        98.7 MHz    10-01-05
                                    KWUN-AM          C        NA        1.0        1230 kHz    10-01-05

Nashville, TN.....................  WKDF-FM          C     375.8       100.0      103.3 MHz    08-01-04
                                    WGFX-FM         C1     399.9       48.9       104.5 MHz    08-01-04

Buffalo/Niagara Falls, NY(1)......  WGRF-FM          B       217       24.0        96.9 MHz    06-01-06
                                    WEDG-FM          B       106       49.0       103.3 MHz    06-01-06
                                    WHTT-FM          B       118       50.0       104.1 MHz    06-01-06
                                    WMNY-AM          D        NA        1.0        1120 kHz    06-01-06
                                    *WHLD-AM         B        NA     5.0/0.144     1270 kHz    06-01-06

Oklahoma City, OK.................  KATT-FM          C       363       100.0      100.5 MHz    06-01-05
                                    KYIS-FM          C     335.5       100.0       98.9 MHz    06-01-05
                                    KKWD-FM          A        96        6.0        97.9 MHz    06-01-05
                                    WWLS-FM          A       100        6.0       104.9 MHz    06-01-05
                                    WWLS-AM          B        NA        1.0         640 kHz    06-01-05

                                                                                              EXPIRATION
                                                            HAAT                               DATE OF
                                                    FCC      IN      POWER IN                    FCC
MARKET                                STATION      CLASS   METERS    KILOWATTS    FREQUENCY    LICENSE
------                              ------------   -----   ------   -----------   ---------   ----------
Birmingham, AL....................  WRAX-FM          C       377       100.0      107.7 MHz    04-01-04
                                    WZRR-FM          C       309       100.0       99.5 MHz    04-01-04
                                    WYSF-FM          C       369       100.0       94.5 MHz    04-01-04
                                    WJOX-AM          B        NA     50.5/0.5       690 kHz    04-01-04
                                    WAPI-AM          B        NA     50.0/5.0      1070 kHz    04-01-04

Tucson, AZ(2).....................  *KIIM-FM         C     620.6       93.0        99.5 MHz    10-01-05
                                    *KHYT-FM         C       620       92.0       107.5 MHz    10-01-05
                                    *KCUB-AM         B        NA        1.0        1290 kHz    10-01-05
                                    *KOAZ-FM         A        93        6.0        97.5 MHz    10-01-05
                                    *KTUC-AM         C        NA        1.0        1400 kHz    10-01-05

Wilkes-Barre/Scranton, PA.........  WAZL-AM          C        NA        1.0        1490 kHz    08-01-06
                                    WXBE-FM          B       222       19.5        97.9 MHz    08-01-06
                                    WARM-AM          B        NA        5.0         590 kHz    08-01-06
                                    WMGS-FM          B       422        5.3        92.9 MHz    08-01-06
                                    WBHT-FM          A       336       0.50        97.1 MHz    08-01-06
                                    WXAR-FM          A       308       0.30        95.7 MHz    08-01-06
                                    WBHD-FM          A       235       0.52        94.3 MHz    08-01-06
                                    WBSX-FM          A       207       1.45        93.7 MHz    08-01-06
                                    WKJN-AM          B        NA     5.0/0.037     1440 kHz    08-01-06
                                    WEMR-AM          B        NA      5.0/1.0      1460 kHz    08-01-06
                                    WEMR-FM          A       354       0.24       107.7 MHz    08-01-06

Grand Rapids, MI..................  WKLQ-FM          B       152       50.0        94.5 MHz    10-01-04
                                    WBBL-AM          C        NA        1.0        1340 kHz    10-01-04
                                    WLAV-FM          B       149       50.0        96.9 MHz    10-01-04
                                    WODJ-FM          B       150       50.0       107.3 MHz    10-01-04

Allentown/Bethlehem, PA...........  WCTO-FM          B       152       50.0        96.1 MHz    08-01-06
                                    WLEV-FM          B       327       10.9       100.7 MHz    08-01-06

Knoxville, TN.....................  WIVK-FM          C       381       91.0       107.7 MHz    08-01-04
                                    WNOX-AM          B        NA       10.0         990 kHz    08-01-04
                                    WNOX-FM          A       100        6.0        99.1 MHz    08-01-04
                                    WSMJ-FM         C3       174        8.0        98.7 MHz    08-01-04

Albuquerque, NM...................  KKOB-AM          B        NA       50.0         770 kHz    10-01-05
                                    KKOB-FM          C      1265       20.2        93.3 MHz    10-01-05
                                    KMGA-FM          C      1259       22.5        99.5 MHz    10-01-05
                                    KTZO-FM          C      1276       20.4       103.3 MHz    10-01-05
                                    KHFM-FM          C      1260       20.0        96.3 MHz    10-01-05
                                    KRST-FM          C      1268       22.0        92.3 MHz    10-01-05
                                    KTBL-AM          B        NA      1.0/0.5      1050 kHz    10-01-05
                                    KNML-AM          B        NA        5.0         610 kHz    10-01-05

Syracuse, NY......................  WAQX-FM         B1        91       25.0        95.7 MHz    06-01-06
                                    WLTI-FM          A        61        4.0       105.9 MHz    06-01-06
                                    WNSS-AM          B        NA        5.0        1260 kHz    06-01-06
                                    WNTQ-FM          B       201       97.0        93.1 MHz    06-01-06

                                                                                              EXPIRATION
                                                            HAAT                               DATE OF
                                                    FCC      IN      POWER IN                    FCC
MARKET                                STATION      CLASS   METERS    KILOWATTS    FREQUENCY    LICENSE
------                              ------------   -----   ------   -----------   ---------   ----------
Harrisburg/Lebanon/Carlisle, PA
  and York, PA(3).................  WRKZ-FM          B       283       14.1       106.7 MHz    08-01-06
                                    WHYL-FM          A       100    H3.0/V2.75    102.3 MHz    08-01-06
                                    WHYL-AM          B        NA        5.0         960 kHz    08-01-06
                                    WQXA-AM          B        NA        1.0        1250 kHz    08-01-06
                                    WQXA-FM          B       215       25.1       105.7 MHz    08-01-06

Baton Rouge, LA...................  KQXL-FM         C2       148       50.0       106.5 MHz    06-01-04
                                    WXOK-AM          B        NA      5.0/1.0      1460 kHz    06-01-04
                                    WEMX-FM         C1       299       100.0       94.1 MHz    06-01-04
                                    WBBE-FM          C       306       100.0      103.3 MHz    06-01-04
                                    WIBR-AM          B        NA      5.0/1.0      1300 kHz    06-01-04
                                    KOOJ-FM         C1       304       97.0        93.7 MHz    06-01-04

Little Rock, AR...................  KARN-FM          A       100        3.0       102.5 MHz    06-01-04
                                    KARN-AM          B        NA        5.0         920 kHz    06-01-04
                                    KKRN-FM          A       100        6.0       101.7 MHz    06-01-04
                                    KIPR-FM         C1       286       100.0       92.3 MHz    06-01-04
                                    KOKY-FM          A       118       4.10       102.1 MHz    06-01-04
                                    KLAL-FM         C2        95       50.0       107.7 MHz    06-01-04
                                    KAFN-FM          A       100        6.0       102.5 MHz    06-01-04
                                    KLIH-AM          B        NA      2.0/1.2      1250 kHz    06-01-04
                                    KURB-FM          C       392       100.0       98.5 MHz    06-01-04
                                    KVLO-FM         C2       150       50.0       102.9 MHz    06-01-04
                                    KAAY-AM          A        NA       50.0        1090 kHz    06-01-04

Charleston, SC....................  WSSX-FM          C       317       100.0       95.1 MHz    12-01-03
                                    WWWZ-FM         C2       150       50.0        93.3 MHz    12-01-03
                                    WMGL-FM         C3     128.9        6.5       101.7 MHz    12-01-03
                                    WSUY-FM          C     539.5       100.0       96.9 MHz    12-01-03
                                    WNKT-FM          C     299.9       100.0      107.5 MHz    12-01-03
                                    WTMA-AM          B        NA      5.0/1.0      1250 kHz    12-01-03
                                    WTMZ-AM          B        NA       0.50         910 kHz    12-01-03
                                    WXTC-AM          B        NA        5.0        1390 kHz    12-01-03

Columbia, SC......................  WTCB-FM         C1       240       100.0      106.7 MHz    12-01-03
                                    WOMG-FM          A        94        6.0       103.1 MHz    12-01-03
                                    WLXC-FM          A       100        6.0        98.5 MHz    12-01-03
                                    WISW-AM          B        NA      5.0/2.5      1320 kHz    12-01-03

Spokane, WA.......................  KGA-AM           A        NA       50.0        1510 kHz    02-01-06
                                    KDRK-FM          C       725       56.0        93.7 MHz    02-01-06
                                    KJRB-AM          B        NA        5.0         790 kHz    02-01-06
                                    KAEP-FM          C       582       100.0      105.7 MHz    02-01-06
                                    KEYF-AM          B        NA        5.0        1050 kHz    02-01-06
                                    KEYF-FM          C       490       100.0      101.1 MHz    02-01-06
                                    KWHK-FM         C2       432        5.5       103.9 MHz    02-01-06

Colorado Springs, CO..............  KKFM-FM          C       698       71.0        98.1 MHz    04-01-05
                                    KKMG-FM          C       695       57.0        98.9 MHz    04-01-05
                                    KSPZ-FM          C       649       72.0        92.9 MHz    04-01-05
                                    KUBL-AM          B        NA      5.0/1.0      1300 kHz    04-01-05
                                    KVOR-AM          B        NA      3.3/1.5       740 kHz    04-01-05

                                                                                              EXPIRATION
                                                            HAAT                               DATE OF
                                                    FCC      IN      POWER IN                    FCC
MARKET                                STATION      CLASS   METERS    KILOWATTS    FREQUENCY    LICENSE
------                              ------------   -----   ------   -----------   ---------   ----------
Johnson City/Kingsport/Bristol,
  TN..............................  WQUT-FM          C       457       99.0       101.5 MHz    08-01-04
                                    WKOS-FM          A       150       2.75       104.9 MHz    08-01-04
                                    WJCW-AM          B        NA      5.0/1.0       910 kHz    08-01-04
                                    WKIN-AM          B        NA     5.0/0.50      1320 kHz    08-01-04
                                    WGOC-AM          B        NA     10.0/0.81      640 kHz    08-01-04

Lafayette, LA.....................  KFXZ-FM          A       151        2.6       106.3 MHz    06-01-04
                                    KNEK-FM         C3       100       25.0       104.7 MHz    06-01-04
                                    KNEK-AM          B        NA       0.25        1190 kHz    06-01-04
                                    KRRQ-FM         C2       135       50.0        95.5 MHz    06-01-04
                                    KSMB-FM          C       329       100.0       94.5 MHz    06-01-04
                                    KDYS-AM          B        NA     10.0/0.5      1520 kHz    06-01-04
                                    KVOL-FM          A       132        3.4       105.9 MHz    06-01-04
                                    KVOL-AM          B        NA      5.0/1.0      1330 kHz    06-01-04

Chattanooga, TN...................  WSKZ-FM          C       329       100.0      106.5 MHz    08-01-04
                                    WOGT-FM         C3       295       2.85       107.9 MHz    08-01-04
                                    WGOW-AM          B        NA     5.0 / 1.0     1150 kHz    08-01-04
                                    WGOW-FM          A        87        6.0       102.3 MHz    08-01-04

Worcester, MA.....................  WXLO-FM          B       172       37.0       104.5 MHz    04-01-06
                                    WORC-FM          A       125       1.85        98.9 MHz    04-01-06
                                    WWFX-FM          A       146       2.85       100.1 MHz    04-01-06
                                    WCAT-FM          A       124       1.85        99.9 MHz    04-01-06
                                    WCAT-AM          D        NA        2.5         700 kHz    04-01-06

Lansing/East Lansing, MI..........  WMMQ-FM          B       150       50.0        94.9 MHz    10-01-04
                                    WJIM-FM          B       156       45.0        97.5 MHz    10-01-04
                                    WFMK-FM          B       183       28.0        99.1 MHz    10-01-04
                                    WITL-FM          B       196       26.5       100.7 MHz    10-01-04
                                    WVFN-AM          D        NA     0.50/0.05      730 kHz    10-01-04
                                    WJIM-AM          C        NA       0.89        1240 kHz    10-01-04

Portsmouth/Dover/Rochester, NH....  WOKQ-FM          B       150       50.0        97.5 MHz    04-01-06
                                    WSHK-FM          A     113.1        2.2       105.3 MHz    04-01-06
                                    WSAK-FM          A       100        3.0       102.1 MHz    04-01-06
                                    WPKQ-FM          C      1181    H22.5/V17.5   103.7 MHz    04-01-06

Flint, MI.........................  WFBE-FM          B       150       50.0        95.1 MHz    10-01-04
                                    WTRX-AM          B        NA      5.0/1.0      1330 kHz    10-01-04

Modesto, CA.......................  KESP-AM          B        NA        1.0         970 kHz    12-01-05
                                    KATM-FM          B       152       50.0       103.3 MHz    12-01-05
                                    KHKK-FM          B       152       50.0       104.1 MHz    12-01-05
                                    KDJK-FM          A       624       0.071      103.9 MHz    12-01-05
                                    KHOP-FM          B       193       29.5        95.1 MHz    12-01-05

Boise, ID.........................  KIZN-FM          C       762       44.0        92.3 MHz    10-01-05
                                    KZMG-FM          C       802       50.0        93.1 MHz    10-01-05
                                    KKGL-FM          C       768       44.0        96.9 MHz    10-01-05
                                    KQFC-FM          C       762       47.0        97.9 MHz    10-01-05
                                    KBOI-AM          B        NA       50.0         960 kHz    10-01-05

                                                                                              EXPIRATION
                                                            HAAT                               DATE OF
                                                    FCC      IN      POWER IN                    FCC
MARKET                                STATION      CLASS   METERS    KILOWATTS    FREQUENCY    LICENSE
------                              ------------   -----   ------   -----------   ---------   ----------
Saginaw/Bay City/Midland, MI......  WKQZ-FM         C2       169       39.2        93.3 MHz    10-01-04
                                    WYLZ-FM          A       151        2.6       100.9 MHz    10-01-04
                                    WIOG-FM          B       244        86        102.5 MHz    10-01-04
                                    WILZ-FM          A       126        2.9       104.5 MHz    10-01-04
                                    WHNN-FM          C       311       100.0       96.1 MHz    10-01-04
Reno, NV..........................  KKOH-AM          B        NA       50.0         780 kHz    10-01-05
                                    KNEV-FM          C       695       60.0        95.5 MHz    10-01-05
                                    KBUL-FM          C       699       72.0        98.1 MHz    10-01-05
                                    KNHK-FM          C       809       44.7        92.9 MHz    10-01-05
                                    KGVN-FM(4)       A       129        3.6        93.7 MHz    10-01-05
Tyler/Longview, TX(5).............  KTBB-AM          B        NA      5.0/2.5       600 kHz    08-01-05
                                    KDOK-FM         C3       135        9.6        92.1 MHz    08-01-05
                                    KEES-AM          B        NA      5.0/1.0      1430 kHz    08-01-05
                                    KYZS-AM          C        NA        1.0        1490 kHz    08-01-05
                                    KGLD-AM          D        NA     1.0/0.077     1330 kHz    08-01-05
Portland, ME and
  Dennysville/Calais, ME(6).......  WBLM-FM          C       436       100.0      102.9 MHz    04-01-06
                                    WCYI-FM          B     195.1       27.5        93.9 MHz    04-01-06
                                    WCYY-FM         B1       147       11.5        94.3 MHz    04-01-06
                                    WHOM-FM          C     140.9       50.0        94.9 MHz    04-01-06
                                    WJBQ-FM          B     271.3       16.0        97.9 MHz    04-01-06
                                    WTPN-FM          B     121.9       47.5        98.9 MHz    04-01-06
                                    WCRQ-FM         C1       139       100.0      102.9 MHz    04-01-06

New Bedford/Fall River, MA........  WFHN-FM          A       106        2.4       107.1 MHz    04-01-06
                                    WBSM-AM          B        NA      5.0/1.0      1420 kHz    04-01-06
Binghamton, NY....................  WHWK-FM          B     292.6       10.0        98.1 MHz    06-01-06
                                    WAAL-FM          B       332        7.1        99.1 MHz    06-01-06
                                    WNBF-AM          B        NA        5.0        1290 kHz    06-01-06
                                    WKOP-AM          B        NA      5.0/0.5      1360 kHz    06-01-06
                                    WYOS-FM          A       254       0.93       104.1 MHz    06-01-06
New London, CT....................  WQGN-FM          A        84        3.0       105.5 MHz    04-01-06
                                    WSUB-AM          D        NA     1.0/0.072      980 kHz    04-01-06
                                    WAXK-FM          A       100        3.0       102.3 MHz    04-01-06
Bloomington, IL...................  WJBC-AM          C        NA        1.0        1230 kHz    12-01-04
                                    WBNQ-FM          B       142       50.0       101.5 MHz    12-01-04
                                    WBWN-FM         B1       100       25.0       104.1 MHz    12-01-04
Augusta/Waterville, ME............  WMME-FM          B       152       50.0        92.3 MHz    04-01-06
                                    WEZW-AM          C        NA        1.0        1400 kHz    04-01-06
                                    WEBB-FM         C1        93       61.0        98.5 MHz    04-01-06
                                    WTVL-AM          C        NA        1.0        1490 kHz    04-01-06
Ithaca, NY........................  WIII-FM          B       223       23.5        99.9 MHz    06-01-06
                                    WKRT-AM          B        NA     1.0/0.50       920 kHz    06-01-06
Presque Isle, ME..................  WBPW-FM         C1       134       100.0       96.9 MHz    04-01-06
                                    WOZI-FM         C2       368        7.9       101.9 MHz    04-01-06
                                    WQHR-FM          C       390       95.0        96.1 MHz    04-01-06
Muncie, IN........................  WMDH-FM          B     152.4       50.0       102.5 MHz    08-01-04
                                    WMDH-AM          B        NA       0.25        1550 kHz    08-01-04
Kokomo, IN........................  WWKI-FM          B     143.3       50.0       100.5 MHz    08-01-04

---------------

(1) Pending its acquisition, we provide programming and sell advertising for WHLD-AM pursuant to a local marketing agreement. The stations indicated do not include one FM radio station in Niagara Falls, Ontario for which we sell commercial advertising in the United States pursuant to a joint sales agreement.

(2) Pending their acquisition, we provide programming and sell commercial advertising for all of these stations pursuant to a local marketing agreement.

(3) Harrisburg/Lebanon/Carlisle and York are adjacent markets with numerous overlapping radio signals and have been combined by us for administrative and accounting purposes. We own one AM radio station primarily serving the York market.

(4) We provide programming and sell advertising for KGVN-FM pursuant to a local marketing agreement.

(5) We own these stations, but a third party provides programming and sells advertising pursuant to a local marketing agreement. The third party is obligated, except under limited circumstances, to purchase these stations from us prior to May 31, 2003.

(6) The Portland and Dennysville/Calais markets have been combined by us for administrative and accounting purposes.

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

     Once a station purchase agreement has been signed, an application for FCC consent to assignment of license or transfer of control, depending upon whether the underlying transaction is an asset purchase or stock acquisition, is filed with the FCC. Approximately 10 to 15 days after this filing, the FCC normally publishes a notice assigning a file number to the application and advising that the application has been accepted for filing. The FCC recently commenced a rulemaking proceeding in which it proposes to change the definition of a "radio market" for purposes of its multiple ownership rules. Action on certain assignment and transfer applications may be delayed during the pendency of this rulemaking proceeding.

     Notice of acceptance of an application begins a 30-day statutory waiting period, which provides the opportunity for third parties to file formal petitions to deny the transaction. Informal objections may be filed any time prior to grant of an application. The FCC staff will normally review the application in this period and seek further information and amendments to the application if it has questions. Once the 30-day public notice period ends, the staff will complete its processing, assuming that no petitions or informal objections were received and that the application is otherwise consistent with FCC rules and policies. The staff often grants the application by delegated authority approximately 10 to 20 days after the public notice period ends. At this point, the parties are legally authorized to close the purchase, although the FCC action is not legally a final order. If there is a backlog of applications or if the FCC has other concerns, the processing period may be delayed.

     Public notice of the FCC staff grant is usually issued within three to five business days after the grant is actually made, stating that the grant was effective when made by the staff. On the date of this notice, another 30-day period begins, within which time interested parties can file petitions seeking either staff reconsideration or full FCC review of the staff action. During this time the grant can still be modified, set aside or stayed, and is not a final order. In the absence of a stay, however, the seller and buyer are not prevented from closing despite the absence of a final order. Also, within 40 days after the public notice of the grant, the full FCC can review and reconsider the staff's grant on its own motion. Thus, during the additional 10 days beyond the 30-day period available to third parties, the grant is still not final. In the event that review by the full FCC is requested and the FCC subsequently affirms the staff's grant of the application, interested parties may thereafter seek judicial review in the United States Court of Appeals for the District of Columbia Circuit within 30 days of public notice of the full FCC's action. In the event the Court affirms the FCC's action, further judicial review may be sought by seeking rehearing en banc from the Court of Appeals or by certiorari from the United States Supreme Court.

     If no timely request for reconsideration, administrative review or judicial review is made following the full FCC's determination to affirm the staff's grant, the grant of an application becomes final by operation of law. Upon the occurrence of that event, the FCC's grant is generally no longer subject to administrative or judicial review, although such action can nevertheless be set aside in rare circumstances.

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

     The Communications Act and FCC rules also generally restrict the common ownership, operation or control of radio broadcast stations serving the same local market, and place numerical limits on common ownership of radio and television broadcast stations serving the same local market, and of a radio broadcast station and a daily newspaper serving the same local market. Under these cross-ownership rules, neither Citadel Communications nor Citadel Broadcasting would be permitted to acquire any daily newspaper where it then owned any radio broadcast station. While common ownership of same-market radio and television stations was previously permissible only through waiver of the FCC's rules, the FCC recently liberalized its radio/television cross ownership rule to provide for common ownership, operation or control of one television and up to seven same-market radio stations, or two television and up to six same-market radio stations, if the market has at least twenty separately owned broadcast, newspaper and cable "voices." Common ownership of two television and four radio stations is permissible when ten voices remain, and of one television and one radio station regardless of voice count.

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

     None of these multiple ownership rules requires any change in our current ownership of radio broadcast stations. However, these rules will limit the number of additional stations which we may acquire in the future in certain of our markets. Moreover, should the FCC change the way it defines "radio market" for purposes of these multiple ownership rules pursuant to its pending rulemaking proceeding discussed above, our ability to sell and purchase groups of stations in any one market as a whole could be impacted.

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

     Recently, the FCC had been aggressive in examining issues of market revenue share concentration when considering radio station acquisitions, delaying its approval of numerous pending radio station purchases by various parties because of market concentration concerns. Pursuant to an informal policy, the FCC gave specific public notice of its intention to conduct additional ownership concentration analyses and soliciting public comment on the issue of concentration and its effect on competition and diversity in connection with applications for consent to radio station acquisitions, where the proposed transaction would result in one broadcaster controlling at least half of all radio advertising revenue in a market, or two broadcasters controlling 70% or more of market revenue. This policy has resulted in significant delays in action on FCC assignment and transfer applications. The policy did delay the completion of several of our acquisitions in 1999 and 2000 and, pursuant to this informal policy, the FCC invited public comment on Citadel Communications' proposed merger with FLCC Acquisition discussed above under the heading "Corporate History."

     However, while it had been the FCC's policy to conduct further competitive review of transactions raising market revenue share concentration concerns regardless of whether the agency received public comment about the proposed license transfer, on March 12, 2001, the FCC approved a large number of radio license transactions involving flagged markets, many of which had been pending before the FCC for more than a year. In granting these applications, certain FCC Commissioners have indicated that the FCC's actions should not be viewed as the beginning of carte blanche approvals for applications raising market revenue concentration concerns, but that such applications would no longer be subject to undue regulatory delay.

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

     LOCAL MARKETING AGREEMENTS. Over the past several years, a number of radio stations, including several of our stations, have entered into what commonly are referred to as local marketing agreements or time brokerage agreements. These agreements take various forms. Separately-owned and licensed stations may agree to function cooperatively in terms of programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each station maintains independent control over the programming and other operations of its own station. The FCC has held that such agreements do not violate the Communications Act as long as the licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, operations of its broadcast stations and otherwise ensures compliance with applicable FCC rules and policies. Presently, we provide programming and sell commercial advertising for eight radio stations pursuant to local marketing agreements, six of which are being so operated pending our acquisition of the stations, and one of which we will cease operating if we complete our pending disposition of stations in Atlantic City. We also own five radio stations in one market and, pending their disposition, four radio stations in one other market, for which third parties provide programming and commercial advertising pursuant to local marketing agreements.

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

     Another example of a cooperative agreement between separately owned radio stations in the same market is a joint sales agreement, whereby one station sells advertising time in combination, both on itself and on a station under separate ownership. In the past, the FCC has determined that issues of joint advertising sales should be left to antitrust enforcement. Currently, joint sales agreements are not considered by the FCC to be attributable, but copies of such agreements must be filed with the FCC. We currently sell commercial advertising in the United States for one FM radio station, which is in Canada.

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

     The FCC has adopted rules to license new 100 watt and 10 watt low-power FM radio stations. These stations would have a service radius of approximately one to three miles. The licensing process commenced in March 2000. The FCC has authorized an additional 100 kHz of bandwidth for the AM band and on March 17, 1997, adopted an allotment plan for the expanded band which identified the 88 AM radio stations selected to move into the band. At the end of a five-year transition period, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

     We cannot predict whether any proposed changes will be adopted or what other matters might be considered in the future, nor can we judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

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

     At any time before or after the completion of a proposed acquisition, the Federal Trade Commission or the Department of Justice could take such action under the antitrust laws as either considers necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets we own. Acquisitions that are not required to be reported under the Hart-Scott-Rodino Act may be investigated by the Federal Trade Commission or the Department of Justice under the antitrust laws before or after completion. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

     The applicable waiting period under the Hart-Scott-Rodino Act for Citadel Communications' proposed merger with FLCC Acquisition discussed above under the heading "Corporate History" expired on March 1, 2001. None of our pending transactions discussed above under the heading "Pending Transactions" are subject to the notification filing requirements or waiting periods under the Hart-Scott-Rodino Act.

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

     We received a civil investigative demand from the Antitrust Division of the Department of Justice addressing our acquisition of KRST-FM in Albuquerque, New Mexico. This matter remains open. See the discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Risk Factors" and in Item 3, Legal Proceedings.

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

SEASONALITY

     Our revenue varies throughout the year. As is typical in the radio broadcasting industry, the first calendar quarter generally produces the lowest revenue, and the fourth calendar quarter generally produces the highest revenue.

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

EMPLOYEES

     At March 1, 2001, we employed approximately 3,500 persons. None of these employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

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

     Following the announcement of Citadel Communications' proposed merger with FLCC Acquisition Corp. pursuant to an Agreement and Plan of Merger dated January 15, 2001 with FLCC Holdings, Inc., the following lawsuits were filed against Citadel Communications and certain other parties:

     On January 17, 2001, William P. Burcin, an alleged stockholder of Citadel Communications, filed a purported class action under Nevada law in the District Court, Clark County, Nevada. The suit names as defendants Citadel Communications, several directors of Citadel Communications, unidentified individuals (Does 1 through 100) and unidentified corporations (Roe Corporations 1 through 100). Plaintiff alleges, among other things, that Citadel Communications and its Board of Directors caused plaintiff and other members of the purported class to be deprived of the value of their investment in Citadel Communications, that Citadel Communications and its board of directors failed to exercise ordinary care and diligence in the exercise of their fiduciary duties to the public stockholders of Citadel Communications, and that plaintiff and the other members of the purported class will be irreparably harmed by defendants' actions. The complaint seeks the following relief: (i) class action status; (ii) a declaration that the merger agreement is unenforceable; (iii) an order enjoining the merger agreement and enjoining defendants from consummating the merger until Citadel Communications discloses all material facts regarding the merger and implements procedures to obtain the highest possible price for Citadel Communications; (iv) an order directing the defendant directors to exercise their fiduciary duties and rescinding any agreements to pay Forstmann Little & Co. termination fees; (v) unspecified damages; and (vi) costs and disbursements, including attorneys' and experts' fees.

     On January 17, 2001, Rolling Investor Group, Inc., an alleged stockholder of Citadel Communications, filed a purported class action under Nevada law in the District Court, Clark County, Nevada. The suit names as defendants Citadel Communications, several directors of Citadel Communications, Forstmann Little & Co., FLCC Holdings, Inc. and FLCC Acquisition Corp. Plaintiff's allegations include the following: the merger is unfair to the stockholders of Citadel Communications; the defendant directors have breached their fiduciary and common law duties by failing to properly auction Citadel Communications and to ensure the highest possible price is paid to Citadel Communications' public stockholders; and plaintiff and the other members of the purported class will be irreparably harmed by defendants' actions. The complaint seeks the following relief: (i) class action status and certification of plaintiff as class representative; (ii) a preliminary and permanent order enjoining the merger or, in the event the merger is consummated, rescission thereof; (iii) unspecified compensatory damages together with prejudgment interest at the maximum rate allowable by law; and (iv) costs and disbursements, including attorneys' and experts' fees.

     On January 18, 2001, John Newalanic, an alleged stockholder of Citadel Communications, filed a purported class action in the District Court, Clark County, Nevada, against Citadel Communications and several of its directors. Plaintiff alleges, among other things, that defendants are attempting to deprive plaintiff and other members of the purported class of the value of their investment in Citadel Communications, that defendants have failed to exercise ordinary care and diligence in the exercise of their fiduciary duties to the public stockholders of Citadel Communications, and that plaintiff and the other members of the purported class will be irreparably harmed by defendants' actions. The complaint seeks the following relief: (i) class action status; (ii) a declaration that the merger agreement is unenforceable; (iii) an order enjoining defendants from proceeding with the merger agreement and from consummating the merger until Citadel Communications implements procedures to obtain the highest possible price for Citadel Communications; (iv) an order directing the defendant directors to exercise their fiduciary duties until the sale or auction of Citadel Communications is completed and rescinding any terms of the merger agreement that have been implemented; (v) unspecified damages; and
(vi) costs and disbursements, including attorneys' and experts' fees.

     On January 19, 2001, Ray Jourdan, an alleged stockholder of Citadel Communications, filed a purported class action in the District Court, Clark County, Nevada. The suit names as defendants Citadel Communications, several of its directors, unidentified individuals (Does 1 through 100) and unidentified corporations (Roe Corporations 1 through 100). Plaintiff alleges, among other things, that the director defendants have failed to announce an active auction of Citadel Communications, that the director defendants are abiding by a process that will deprive purported class members of the value of their investment in Citadel Communications, that the directors have failed to exercise ordinary care and diligence in the exercise of their fiduciary duties to the public stockholders of Citadel Communications, and that plaintiff and the other members of the purported class will be irreparably harmed by defendants' actions. The complaint seeks the following relief: (i) class action status; (ii) a declaration that the merger agreement is unenforceable; (iii) an order enjoining the merger agreement and enjoining defendants from consummating the merger until Citadel Communications discloses all material facts regarding the merger and implements procedures to obtain the highest possible price for Citadel Communications; (iv) an order directing the defendant directors to exercise their fiduciary duties and rescinding any agreements to pay Forstmann Little & Co. termination fees; (v) unspecified damages; and (vi) costs and disbursements, including attorneys' and experts' fees.

     On February 13, 2001, Allan B. Bowdach, an alleged stockholder of Citadel Communications, filed a purported class action in the District Court, Clark County, Nevada. The suit names as defendants Citadel Communications, several directors of Citadel Communications, Forstmann Little & Co., FLCC Holdings, Inc. and FLCC Acquisition Corp. Plaintiff alleges, among other things, that the defendant directors have conflicts of interest in the merger, that the defendant directors have breached their fiduciary and common law duties by failing to properly auction Citadel Communications and to ensure the highest possible price is paid to Citadel Communications' public stockholders, and that plaintiff and the other members of the purported class will be irreparably harmed by defendants' actions. The complaint seeks the following relief: (i) class action status and certification of plaintiff as class representative; (ii) a preliminary and permanent order enjoining the merger or, in the event the merger is consummated, rescission thereof; (iii) unspecified compensatory damages together with prejudgment interest at the maximum rate allowable by law; and
(iv) costs and disbursements, including attorneys' and experts' fees.

     Citadel Communications believes that the allegations discussed above relating to Citadel Communications' proposed merger with FLCC Acquisition are without merit. The parties to the foregoing proceedings have reached an agreement in principle to settle all claims arising out of the proposed merger with FLCC Acquisition pursuant to which certain changes were made to the terms of the Agreement and Plan of Merger and to the proxy statement relating to the vote of Citadel Communications' stockholders based on the suggestions and comments of plaintiffs' counsel. We expect that the agreement will be memorialized in a formal settlement agreement and presented to the court for its approval.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The selected historical financial data presented below as of and for each of the years ended December 31, 1996, 1997, 1998, 1999, and 2000 are derived from the financial statements of Citadel Broadcasting. These financial statements have been audited by KPMG LLP, independent certified public accountants. Our financial statements as of December 31, 1999 and 2000 and for each of the years in the three-year period ended December 31, 2000 and the independent auditors' report on those financial statements, are included elsewhere in this report. Our financial results are not comparable from year to year because of the acquisition and disposition of various radio stations. As you review the information contained in the following table, you should note the following:

     - Interest Expense. Interest expense includes debt issuance costs and debt discount amortization of approximately $0.4 million, $0.4 million, $0.7 million, $1.8 million and $1.4 million for the years ended December 31, 1996, 1997, 1998, 1999 and 2000, respectively.

     - Extraordinary Loss. On October 9, 1996, we repaid our long-term debt of $31.3 million, payable to a financial institution, and a note payable to a related party of $7.0 million. The early retirement of the long-term debt resulted in a $1.8 million extraordinary loss due to prepayment premiums and the write-off of debt issuance costs.

     - Cash Dividends. We have not declared cash dividends on our common stock in the last five fiscal years.

     - Income (Loss) From Discontinued Operations, Net of Tax. In December 1999, we decided to discontinue the operations of our internet service provider. The discontinued operations, net of tax have been separately identified for all years in which we operated the internet service provider.

     - Net Loss Per Common Share. Basic and diluted net loss per common share are the same for all periods presented due to our net losses.

     - Other Income, Net. Other income includes gain/(loss) on sales of radio stations and property and equipment of an insignificant amount for the years ended December 31, 1996 and 1997, and approximately $1.0 million, $(1.2) million and $0.8 million for the years ended December 31, 1998, 1999, and 2000, respectively.

     The selected consolidated historical financial data below should be read in conjunction with, and is qualified by reference to, Citadel Broadcasting's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                               YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------
                                               1996        1997        1998        1999         2000
                                             ---------   ---------   ---------   ---------   -----------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
STATEMENT OF OPERATIONS
DATA:
Net broadcasting revenue...................  $ 45,413    $ 89,249    $133,312    $178,495    $  284,824
Station operating expenses.................    33,232      64,764      91,845     115,312       177,359
Depreciation and amortization..............     5,158      14,460      25,970      35,749        76,502
Corporate general and administrative.......     3,248       3,530       4,295       7,010         9,092
Non-cash deferred stock compensation.......        --          --          74       1,727        12,246
                                             --------    --------    --------    --------    ----------
Operating income...........................     3,775       6,495      11,128      18,697         9,625
Interest expense...........................     6,155      12,304      18,126      25,385        53,135
Other income, net..........................       414         450       1,651         388         4,598
                                             --------    --------    --------    --------    ----------
Loss before income taxes, extraordinary
  item and discontinued operations.........    (1,966)     (5,359)     (5,347)     (6,300)      (38,912)
Income tax benefit.........................        --        (770)     (1,395)     (1,647)       (4,022)
                                             --------    --------    --------    --------    ----------
Loss before extraordinary item and
  discontinued operations..................    (1,966)     (4,589)     (3,952)     (4,653)      (34,890)
Extraordinary loss.........................    (1,769)         --          --          --            --
Income (loss) from discontinued operations,
  net of tax...............................        --        (102)         21      (4,275)       (4,334)
                                             --------    --------    --------    --------    ----------
Net loss...................................  $ (3,735)   $ (4,691)   $ (3,931)   $ (8,928)      (39,224)
Dividend requirement for exchangeable
  preferred stock..........................        --       6,633      14,586      14,103        12,050
                                             --------    --------    --------    --------    ----------
Net loss applicable to common shares.......  $ (3,735)   $(11,324)   $(18,517)   $(23,031)   $  (51,274)
                                             ========    ========    ========    ========    ==========
Basic and diluted net loss per common
  share....................................  $    (93)   $   (283)   $   (463)   $   (541)   $   (1,139)
Weighted average common shares
  outstanding..............................    40,000      40,000      40,000      42,589        45,000

                                                               YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------
                                               1996        1997        1998        1999         2000
                                             ---------   ---------   ---------   ---------   -----------
                                                               (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..................  $  1,588    $  7,685    $102,655    $ 17,981    $    8,092
Working capital (deficiency)...............    (4,195)     22,594     153,000      54,777        41,829
Intangible assets, net.....................    51,802     268,690     266,446     538,664     1,273,520
Total assets...............................   102,244     344,172     471,768     716,613     1,485,564
Long-term debt (including current
  portion).................................    91,072     189,699     211,299     345,867       864,131
Exchangeable preferred stock...............        --     102,010     116,775      85,362        96,158
Shareholder's equity.......................     5,999      16,132     103,963     219,209       414,271

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Citadel Broadcasting Company was formed August 21, 1991 as a Nevada corporation. Citadel Communications Corporation ("Citadel Communications" or the "Parent") owns all of the issued and outstanding common stock of Citadel Broadcasting Company. Citadel License, Inc. was a wholly owned subsidiary of Citadel Broadcasting Company. On December 28, 1999, Citadel License was merged into Citadel Broadcasting. Citadel Broadcasting owns and operates radio stations and holds FCC licenses in Alabama, Arkansas, California,

Colorado, Connecticut, Idaho, Illinois, Indiana, Louisiana, Maine, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Utah and Washington and has entered into a local marketing agreements for the stations it owns in Tyler, Texas and Monroe, Louisiana.

     In addition, Citadel Broadcasting owns and operates an internet service provider, offering its subscribers a variety of services, including electronic mail and access to the internet. In December 1999, Citadel Broadcasting decided to discontinue its internet service operations. In December of 2000, Citadel Broadcasting entered into an agreement to sell its subscriber list to a large internet service provider and expects to shut down its internet operations by April 30, 2001.

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

     In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services, such as other media advertising, travel or lodging, in lieu of cash. In order to preserve most of our on-air inventory for cash advertising, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We recognize barter expense upon utilization. We have generally sold over 90% of our advertising time for cash, although this percentage may fluctuate by quarter. In addition, it is our general policy not to preempt advertising announcements paid for in cash with advertising announcements paid for in trade. We include trade or barter amounts in our net broadcasting revenue, which we recognize as the advertisements are aired.

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

     In December 1999, we decided to discontinue the operations of our internet service provider. We entered into an agreement dated December 19, 2000 with a large internet service provider to sell our subscriber list based on a per subscriber amount assuming the subscribers remained with the acquiror for two months of service. In late February 2001, we provided the acquiror with our subscriber database and received approximately $0.9 million, one-half of the purchase price based on the number of subscribers at that time. The purchase price will be finalized in May 2001 and we will receive any additional amounts owed based on the number of subscribers that continue internet service for two months. We plan to shut down all internet services by April 30, 2001 and will transfer (to our radio stations), sell or otherwise dispose of the related fixed assets.

     Our internet service provider recorded gross revenue and net loss of $2.8 million and $(4.3) million, respectively, for the year ended December 31, 2000 and $4.5 million and $(4.3) million, respectively, for the year ended December 31, 1999. The operations of the internet service provider have been segregated and presented as discontinued operations, net of tax, in the consolidated financial statements. The net loss for 2000 from discontinued operations includes an estimate of operational losses for 2001 of approximately $0.7 million and an estimated loss on disposal of all assets of the operation of $2.4 million.

     In 2000, our radio stations derived approximately 85% of their net broadcasting revenue from local and regional advertising in the markets in which they operate, and the remainder resulted principally from the sale of national advertising. Local and regional advertising is sold primarily by each station's sales staff. To generate national advertising sales, we engage a national advertising representative firm. We believe that the volume of national advertising revenue tends to adjust to shifts in a station's audience share position more rapidly than does the volume of local and regional advertising revenue. Therefore, we focus on sales of local and regional advertising. During the year ended December 31, 2000 and 1999, no single advertiser accounted for more than 10% of our net broadcasting revenue.

     Our advertising revenue is generally collected within 120 days of the date on which the related advertisement is aired. Most accrued expenses, however, are paid within 45 to 60 days. As a result of this time lag, working capital requirements have increased as we have grown and will likely increase in the future.

     Historically, we have generated net losses primarily as a result of significant charges for depreciation and amortization relating to the acquisition of radio stations and interest charges on outstanding debt. We amortize FCC licenses and goodwill attributable to the acquisition of radio stations over a 15-year period. The Financial Accounting Standards Board has recently issued an exposure draft that could change the amortization of certain intangible assets with an indefinite economic life. Until the final pronouncement is issued it is uncertain what the final outcome will be and the impact cannot yet be determined. We expect that we will continue to incur net losses through at least 2001.

     We consolidate the operations of stations we operate under local marketing agreements. The Emerging Issues Task Force is reviewing the accounting method for contractual management arrangements and may determine that consolidation is appropriate only if certain requirements for controlling financial interest are met. Because the provisions of our existing local marketing agreements do not meet the proposed control requirements, if the Emerging Issues Task Force proposal is approved as drafted, consolidation of the stations operated under the local marketing agreements may no longer be appropriate.

RESULTS OF OPERATIONS

     Our consolidated financial statements tend not to be directly comparable from period to period due to acquisition activity. Our acquisitions during the year ended December 31, 2000 and 1999, all of which have been accounted for using the purchase method of accounting, and the results of operations of which have been included since the date of acquisition, were as follows:

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

     2000 Acquisitions and Dispositions. WXLO-FM in Worcester, Massachusetts was acquired on February 10, 2000 and WORC-FM also in Worcester was acquired on April 7, 2000. WORC-FM was operated under a local marketing agreement from February 10, 2000 until April 7, 2000. On March 31, 2000, we acquired two FM and two AM radio stations serving Lafayette, Louisiana. On April 6, 2000, we acquired one AM radio station in Albuquerque, New Mexico in exchange for one of our AM radio stations in Albuquerque. On April 15, 2000, we completed an acquisition from Broadcasting Partners Holdings, L.P. of a total of 23 FM stations and 12 AM radio stations serving the markets of Buffalo/Niagara Falls, Syracuse and Ithaca, New York; Atlantic City/Cape May, New Jersey; Tyler/Longview, Texas; Monroe, Louisiana; New London, Connecticut; New Bedford/Fall River, Massachusetts; and Augusta/Waterville, Presque Isle and Dennysville/Calais, Maine, as well as the right to operate an additional FM radio station in Atlantic City/Cape May under a program service and time brokerage agreement and the right to sell advertising in the United States for one FM radio station in Niagara Falls, Ontario under a joint sales agreement. On April 18, 2000, we acquired one AM station serving Salt Lake City, Utah. On May 22, 2000, we acquired one AM station and one FM station in Worcester, Massachusetts, and an additional FM station in Worcester was acquired on June 19, 2000. On June 1, 2000, we entered into a local marketing agreement with Gleiser Communications, LLC with respect to five radio stations owned in Tyler, Texas. In addition, Gleiser Communications is obligated, except under certain circumstances, to purchase the radio stations from us prior to May 31, 2003. On June 28, 2000, we purchased all of the issued and outstanding capital stock of Bloomington Broadcasting Holdings, Inc. Through its subsidiaries, Bloomington Broadcasting Holdings owned and operated thirteen FM and seven AM radio stations serving the Grand Rapids, Michigan; Columbia, South Carolina; Chattanooga, Tennessee; Johnson City/Kingsport/Bristol, Tennessee; and Bloomington, Illinois markets. On July 31, 2000, we acquired four FM and two AM radio stations serving the Lansing/East Lansing, Michigan market, two FM stations serving the Saginaw/Bay City/Midland, Michigan market, one FM radio station serving the Flint, Michigan market and the right to operate one AM radio station serving Flint under a time brokerage agreement (as well as the right to acquire such station). In addition and on the same date, we sold one AM station and two FM stations serving the Saginaw/Bay City/Midland, Michigan market. On October 2, 2000, we acquired assets from Dick Broadcasting Company, Inc. of Tennessee and related entities. The assets acquired included eight FM and three AM radio stations serving the markets of Nashville and Knoxville, Tennessee and Birmingham, Alabama.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net Broadcasting Revenue. Net broadcasting revenue increased $106.3 million or 59.6% to $284.8 million for the year ended December 31, 2000 from $178.5 million for the year ended December 31, 1999, primarily due to the inclusion of revenue from radio stations acquired in 2000. Barter revenue, which is included in net broadcasting revenue, increased $.9 million to $19.2 million for the year ended December 31, 2000 from $18.3 million for the year ended December 31, 1999. For markets where we operated stations for the full 2000 and 1999 periods, excluding one market in the early stages of development and excluding barter revenue, net broadcasting revenue for the stations operated in such markets improved $9.1 million or 7.6% to $129.5 million in 2000 from $120.4 million in 1999, primarily due to increased ratings and improved selling efforts.

     Station Operating Expenses. Station operating expenses increased $62.1 million or 53.9% to $177.4 million for the year ended December 31, 2000 from $115.3 million for the year ended December 31, 1999. Barter expenses, which are included in station operating expenses, increased $5.1 million to $16.8 million for the year ended December 31, 2000 from $11.7 million for the year ended December 31, 1999. The increase in station operating expenses was primarily attributable to the inclusion of station operating expenses of the radio stations we acquired in 2000.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $44.3 million or 70.1% to $107.5 million for the year ended December 31, 2000 from $63.2 million for the year ended December 31, 1999. For markets where we operated stations for the full 2000 and 1999 periods, excluding one market in its early stages of development and excluding barter revenue and barter expense, broadcast cash flow for the stations operated in such markets increased $7.5 million or 16.7% to $52.4 million in 2000 from $44.9 million in 1999. As a percentage of net broadcasting revenue, broadcast cash flow improved to 37.7% for the year ended December 31, 2000 compared to 35.4% for the year ended December 31, 1999.

     Corporate General and Administrative Expenses (Includes Non-Cash Deferred Stock Compensation). Corporate general and administrative expenses increased $12.6 million or 144.8% to $21.3 million for the year ended December 31, 2000 from $8.7 million for the year ended December 31, 1999. The increase was due primarily to a $10.5 million increase in amortization of non-cash deferred compensation related to stock options. The remaining increase is due to increased staffing levels and associated costs needed to support our growth.

     EBITDA. As a result of the factors described above, EBITDA increased $31.7 million or 58.3% to $86.1 million for the year ended December 31, 2000 from $54.4 million for the year ended December 31, 1999.

     Depreciation and Amortization. Depreciation and amortization expense increased $40.8 million or 114.3% to $76.5 million for the year ended December 31, 2000 from $35.7 million for the year ended December 31, 1999, primarily due to radio station acquisitions completed during 2000.

     Interest Expense. Interest expense increased approximately $27.7 million or 109.1% to $53.1 million for the year ended December 31, 2000 from $25.4 million for the year ended December 31, 1999, primarily due to interest expense associated with increased borrowings and commitment fees under our credit facility.

     Loss (Gain) on Sale of Assets. The gain on sale of assets in 2000 of $0.8 million resulted primarily from the gain on the sale of three radio stations in one market in August 2000. The loss on sale of assets in 1999 of $1.2 million resulted primarily from the loss on the sale of 25 radio stations in six markets in November 1999.

     Income Tax Benefit. The income tax benefit in 2000 and 1999 represents the utilization of deferred tax liabilities established at the date of acquisition due to differences in the tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions, offset by federal alternative minimum tax and state tax expense. The increase in the net tax benefit of $2.4 million when comparing the year ended December 31, 2000 to 1999 is primarily due to the stock acquisition completed in 2000.

     Income (Loss) From Discontinued Operations, Net of Tax. The loss from discontinued operations is comprised of two components for the year ended December 31, 2000, which are the loss from discontinued operations and the loss on disposal of discontinued operations. The loss from discontinued operations decreased approximately $2.4 million from the year ended December 31, 1999 to 2000. This decrease is primarily due to reductions in depreciation and amortization expense and losses from customer accounts. Depreciation and amortization expense was recorded through September 30, 1999 during the year ended December 31, 1999 and then no further depreciation or amortization was recorded as the underlying assets are considered to be held for disposal and were classified as discontinued operations beginning in the fourth quarter of 1999. The loss on disposal of discontinued operations increased approximately $2.4 million from the year ended December 31, 1999 to 2000. This increase is due to the fact that at December 31, 1999, management had estimated no loss on disposal of the discontinued operations as compared to management's estimate of a $2.4 million loss on the sale of the discontinued operations at December 31, 2000. The estimate at the end of 1999 was based on selling all of the assets of the division. The estimated loss at the end of 2000 is based on selling the subscriber list only. The general market for the sale of internet service providers deteriorated in 2000 due primarily to the shortage of funding for internet related companies. Potential buyers with which we had been negotiating were unable to raise the funds required for the purchase of the entire division and we were forced to sell the subscriber list only, which produced a lower purchase price and resulted in a loss.

     Net Loss. As a result of the factors described above, net loss increased $30.3 million or 340.5% to $39.2 million for the year ended December 31, 2000 from $8.9 million for the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net Broadcasting Revenue. Net broadcasting revenue increased $45.2 million or 33.9% to $178.5 million for the year ended December 31, 1999 from $133.3 million for the year ended December 31, 1998, primarily due to the inclusion of revenue from radio stations acquired in 1999. Barter revenue, which is included in net broadcasting revenue, increased $7.3 million to $18.3 million for the year ended December 31, 1999 from $11.0 million for the year ended December 31, 1998. For markets where we operated stations for the full 1999 and 1998 periods, excluding barter revenue, net broadcasting revenue for the stations operated in such markets improved $12.9 million or 11.9% to $121.0 million in 1999 from $108.1 million in 1998, primarily due to increased ratings and improved selling efforts.

     Station Operating Expenses. Station operating expenses increased $23.5 million or 25.6% to $115.3 million for the year ended December 31, 1999 from $91.8 million for the year ended December 31, 1998. Barter expenses, which are included in station operating expenses, increased $2.2 million to $11.7 million for the year ended December 31, 1999 from $9.5 million for the year ended December 31, 1998. The increase in station operating expenses was primarily attributable to the inclusion of station operating expenses of the radio stations we acquired in 1999.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $21.7 million or 52.3% to $63.2 million for the year ended December 31, 1999 from $41.5 million for the year ended December 31, 1998. For markets where we operated stations for the full 1999 and 1998 periods, excluding barter revenue and barter expense, broadcast cash flow for the stations operated in such markets increased $6.7 million or 17.4% to $45.1 million in 1999 from $38.4 million in 1998. As a percentage of net broadcasting revenue, broadcast cash flow improved to 35.4% for the year ended December 31, 1999 compared to 31.1% for the year ended December 31, 1998.

     Corporate General and Administrative Expenses (Includes Non-Cash Deferred Stock Compensation). Corporate general and administrative expenses increased $4.3 million or 97.7% to $8.7 million for the year ended December 31, 1999 from $4.4 million for the year ended December 31, 1998. The increase was due primarily to a $1.7 million increase in non-cash deferred compensation related to stock options as well as an increase in staffing levels and associated costs needed to support our growth, increased professional fees and expenses due to public company reporting requirements and costs incurred in unsuccessful acquisitions.

     EBITDA. As a result of the factors described above, EBITDA increased $17.3 million or 46.6% to $54.4 million for the year ended December 31, 1999 from $37.1 million for the year ended December 31, 1998.

     Depreciation and Amortization. Depreciation and amortization expense increased $9.7 million or 37.3% to $35.7 million for the year ended December 31, 1999 from $26.0 million for the year ended December 31, 1998, primarily due to radio station acquisitions completed during 1999.

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

     Income Tax Benefit. The income tax benefit in 1999 and 1998 represents the utilization of deferred tax liabilities established at the date of acquisition due to differences in the tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions, offset by federal alternative minimum tax and state tax expense. The increase in the net tax benefit of $.3 million when comparing the year ended December 31, 1999 to 1998 is due to the stock acquisitions completed in 1999 offset by increased federal alternative minimum tax and state tax expense.

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

LIQUIDITY AND CAPITAL RESOURCES

     Overview. On January 15, 2001, Citadel Communications entered into an Agreement and Plan of Merger, with FLCC Holdings, Inc., a Delaware corporation and an affiliate of Forstmann Little & Co., which the parties subsequently amended on March 13, 2001 and March 22, 2001, under which FLCC Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of FLCC Holdings, will merge with and into Citadel Communications. Pursuant to the merger, each issued and outstanding share of Citadel Communications' common stock will be converted into the right to receive $26.00 in cash. The completion of this transaction is subject to various conditions, including approval of the Agreement and Plan of Merger by Citadel Communications' stockholders and consent of the Federal Communications Commission to transfer control of the station licenses. The discussion in this Item 7 does not give effect to the completion of Citadel Communications' proposed merger with FLCC Acquisition and related financing transactions.

     Historically our liquidity needs have been driven by our acquisition strategy. Our principal liquidity requirements are for debt service, working capital, any future acquisitions and general corporate purposes, including capital expenditures. Our acquisition strategy has historically required a significant portion of our capital resources. We expect that our debt service obligations within the next twelve months, without regard to further acquisitions, will be approximately $83.5 million, including approximately $21.0 million for interest on our 10 1/4% Senior Subordinated Notes and our 9 1/4% Senior Subordinated Notes and approximately $62.5 million for interest on our credit facility, excluding any commitment fees and interest due under rate swap transactions. Our 13 1/4% Exchangeable Preferred Stock does not require cash dividends through July 1, 2002.

     We have financed our past acquisitions through bank borrowings, sales of equity and debt securities, internally generated funds and proceeds from asset sales. We expect that financing for future acquisitions will be provided from the same sources.

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

     At December 31, 2000, we held approximately $8.1 million in cash and cash equivalents and had approximately $96.8 million in unborrowed availability under our credit facility. This unborrowed availability has been reduced for outstanding letters of credit of approximately $3.2 million at December 31, 2000.

     Net Cash Provided by Operating Activities. For the twelve months ended December 31, 2000, net cash provided by operating activities increased $27.7 million to $43.0 million from $15.3 million in 1999. This increase is primarily due to the operating activities of the stations acquired in 2000.

     Net Cash Used in Investing Activities. For the twelve months ended December 31, 2000, net cash used in investing activities, primarily for station acquisitions, increased $476.8 million to $795.2 million from $318.4 million in 1999. The increase is primarily due to the acquisition of 86 radio stations in 2000, whereas 57 radio stations were acquired in 1999.

     Net Cash Provided by Financing Activities. For the twelve months ended December 31, 2000, net cash provided by financing activities increased $523.9 million to $742.3 million from $218.4 million in 1999. This increase is primarily the result of the 2000 stock offering described below and additional borrowings under our credit facility.

     2000 Stock Offering. On February 11, 2000, Citadel Communications sold 4,750,000 shares of its common stock at $51.50 per share. The proceeds to Citadel Communications from the offering, net of underwriting discounts and commissions, were approximately $234.8 million. A portion of the proceeds was used to repay a portion of the indebtedness under our credit facility and the remainder was used to fund our radio station acquisitions during the first and second quarter of 2000.

     Credit Facility. On December 17, 1999, we entered into a credit facility with Credit Suisse First Boston, as the lead arranger, administrative agent and collateral agent, and the lenders named therein, which provided for the making to Citadel Broadcasting by the lenders of term loans at any time during the period from December 17, 1999 to December 15, 2000, in an aggregate principal amount not in excess of $250.0 million and revolving loans at any time and from time to time prior to March 31, 2007 (subject to extension to December 31, 2007), in the aggregate principal amount at any one time outstanding not in excess of $150.0 million. Of the $150.0 million which is available in the form of revolving loans under the revolving credit facility, until March 31, 2000, up to $75.0 million of the revolving credit facility may be made available in the form of letters of credit, and after March 31, 2000, up to $50.0 million of the revolving credit facility may be made available in the form of letters of credit. On February 10, 2000, the credit facility was amended to increase the amount of the facility from $400.0 million to $500.0 million. The $100.0 million increase was allocated $75.0 million to the revolving loans and $25.0 million to the term loans.

     On October 2, 2000, we completed a Second Amended and Restated Credit Agreement, which replaced the original credit facility. This credit facility provides for (a) term loans (the "Tranche A Term Loans") at any time prior to December 15, 2000 in an aggregate principal amount not in excess of $325.0 million, (b) a term loan (the "Tranche B Term Loan" and together with the Tranche A Term Loans, the "Term Loan Facility") in the principal amount of $200.0 million, and (c) revolving loans at any time and from time to time prior to March 31, 2006, in an aggregate principal amount at any one time outstanding not in excess of $225.0 million (the "Revolving Credit Facility"). Of the $225.0 million, which is available in the form of revolving loans under the Revolving Credit Facility, up to $50.0 million may be made available in the form of letters of credit. In addition, we may request up to $150.0 million in additional loans, which loans may be made at the sole discretion of the lenders. The lenders are under no obligation whatsoever to make such additional loans.

     The credit facility bears interest at a rate equal to the applicable margin plus either (a) the greater of (i) the per annum rate of interest publicly announced from time to time by Credit Suisse First Boston in New York, New York, as its prime rate of interest (the "Prime Rate") or (ii) the federal funds effective rate as in effect plus 1/2 of 1% (with the greater of (i) or (ii) being referred to as the "Alternative Base Rate"), or (b) a rate determined by Credit Suisse First Boston to be the Adjusted LIBO Rate for the respective interest period. The LIBO Rate is determined by reference to the British Bankers' Association Interest Settlement Rates for deposits in dollars. The applicable margin for the Tranche B Term Loan is 2.0% and 3.0%, respectively, for Alternative Base Rate and Adjusted LIBO Rate. The applicable margins for the Tranche A Term Loans and revolving loans are expected to range between 0.00% and 1.75% for the Alternative Base Rate and 0.75% and 2.75% for the Adjusted LIBO Rate, depending on our consolidated leverage ratio.

     During the first quarter of 2000, we borrowed $24.0 million and repaid $156.0 million in revolving loans under the credit facility with $120.0 million in term borrowings, internally generated funds and a portion of the funds received from the 2000 Stock Offering. On June 15, 2000, we borrowed $160.0 million as revolving loans under the credit facility. The funds were used to purchase the outstanding stock of Bloomington Broadcasting Holdings, Inc. On July 31, 2000, we borrowed an additional $25.0 million as revolving loans and $74.0 million as term loans under the credit facility. These funds along with the proceeds received from the sale of three radio stations in Saginaw/Bay City/Midland, Michigan were used to complete the July 31, 2000 acquisition of other radio stations in Michigan. On October 2, 2000, we borrowed (a) $200.0 million as a Tranche B Term loan, (b) $55.0 million as a Tranche A Term Loan and
(c) $35.0 million as a revolving loan under the credit facility. The funds were used to complete our acquisition of eleven radio stations and related real estate from Dick Broadcasting Company, Inc. of Tennessee and related entities. On October 30, 2000, we repaid $12.0 million under the Revolving Credit Facility and on December 15, 2000, we borrowed $76.0 million as a term loan and utilized the funds along with internally generated funds to repay $83.0 million under the Revolving Credit Facility. Below is a table that sets forth the current rates and terms of the amounts borrowed under the credit facility as of December 31, 2000.

   TYPE AND AMOUNT                               NEXT INTEREST
     OF BORROWING           INTEREST RATE         RATE CHANGE
   ---------------          -------------         -----------
    (In Thousands)
Tranche A - $120,000           9.3750%         June 5, 2001
Tranche A - $74,000            9.6875%         January 31, 2001
Tranche A - $55,000            9.6250%         January 2, 2001
Tranche A - $76,000            9.3750%         March 15, 2001
Tranche B - $200,000           9.8750%         January 2, 2001
Revolving - $125,000           9.5625%         January 15, 2001

     The maturity date for the Tranche A Term Loans is December 31, 2006 (subject to extension to December 17, 2007). The amount of any Tranche A Term Loans outstanding on December 17, 2002 must be repaid in varying quarterly installments ranging from 3.75% of the amount on March 31, 2003 to 6.25% of the amount on December 31, 2007 (if maturity is extended to such date).

     The maturity date of the Tranche B Term Loan is March 31, 2007 (subject to extension to June 30, 2008). The Tranche B Term Loan must be repaid in quarterly installments ranging from .25% of the amount from March 31, 2003 to March 31, 2008 and 94.75% of the amount on June 30, 2008 (if maturity is extended to such date).

     In addition, mandatory prepayments must be made under the Term Loan Facility upon the happening of certain events. One such event relates to the excess cash flow as defined in the credit facility. The prepayment is 50% of the excess cash flow computed on a fiscal year end basis and is only required if our maximum leverage test is greater than 5.0 to 1.0. At December 31, 2000, the excess cash flow computation requires a prepayment of approximately $16.5 million under the Term Loan Facility. However, for as long as the Tranche B Term Loan is outstanding, lenders with any portion of such outstanding loan may decline to accept any mandatory prepayment of such loan and cause all or a portion of the prepayment to instead be allocated to the then-outstanding Tranche A Term Loans. We have assumed that the prepayment will be applied 100% to the Tranche A Term Loan. The prepayment is due 90 days after the fiscal year end. We plan to borrow approximately $16.0 million under the Revolving Credit Facility and use internally generated funds to prepay the Tranche A Term Loan. This required prepayment of the Tranche A Term Loan will reduce our total borrowing capacity under the credit facility by approximately $16.5 million as prepayments under the Term Loan Facility are no longer available for future borrowings.

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

     The credit facility provides for a letter of credit facility up to $50.0 million, which is a sub facility of the Revolving Credit Facility. The letter of credit facility provides for the issuance of letters of credit by Citadel Broadcasting as security for our obligations under agreements entered into in connection with certain radio station acquisitions and for any other purpose related to our business. As of March 12, 2001, we had $3.2 million outstanding under the letter of credit facility.

     The credit facility also requires that no less than 50% of our long-term indebtedness be subject to fixed interest rates. We have entered into the following one year interest rate swap transactions in order to convert a portion of our variable rate debt into fixed rate debt.

                                                                       VARIABLE RATE
                                                                       DECEMBER 31,
          TRANSACTION DATE            NOTIONAL AMOUNT    FIXED RATE        2000
          ----------------            ---------------    ----------    -------------
                                      (In Thousands)
June 30, 2000.......................     $ 25,000          7.055%         6.4381%
August 31, 2000.....................     $ 40,000          6.855%         6.7488%
November 21, 2000...................     $135,000          6.530%         6.7506%

     We will incur interest expense based on the notional amounts at the fixed rates and will receive interest income at the variable rates. The variable rates are based on LIBO Rate and are adjusted quarterly.

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

     The credit facility contains customary restrictive covenants, which, among other things, and with exceptions, limit our ability to incur additional indebtedness and liens, enter into transactions with affiliates, make acquisitions other than permitted acquisitions, pay dividends, redeem or repurchase capital stock, enter into certain sale and leaseback transactions, consolidate, merge or effect asset sales, issue additional equity, make capital expenditures, make investments, loans or prepayments or change the nature of our business. We are also required to satisfy certain financial ratios and comply with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At December 31, 2000, Citadel Communications and Citadel Broadcasting were in compliance with all covenants under the credit facility.

     As of March 12, 2001, we had $125.0 million outstanding as revolving loans with $96.8 million still available as revolving loans, $325.0 million outstanding as Tranche A Term Loan and $200.0 million outstanding as a Tranche B Term Loan under the credit facility. The remaining amount available under the revolving loans is net of the outstanding letters of credit of $3.2 million. These amounts do not reflect the additional borrowing of approximately $16.0 million under the Revolving Credit Facility to make the mandatory prepayment of a portion of the Term Loan Facility as discussed above.

     Maximum Leverage Test. The maximum leverage test requires that Citadel Broadcasting and Citadel Communications not permit the ratio of their total debt as of the last day of the most recently ended quarter to their consolidated EBITDA, as adjusted for permitted acquisitions and dispositions, for the rolling four-quarter period ending as of the last day of such quarter, to be greater than the applicable ratio on that date. The applicable ratio through September 30, 2001 is 7.25x, and it will decline .25x for each quarter thereafter until it has decreased to 4.00x where it will remain.

     Minimum Interest Coverage Test. The minimum interest coverage test requires that Citadel Broadcasting and Citadel Communications not permit the ratio of their consolidated EBITDA for any rolling four-quarter period to their consolidated interest expense for such period, to be less than the applicable ratio on that date. The applicable ratios range from 1.50x through December 31, 2001 to 2.50x beginning January 1, 2004.

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

     The indentures governing the 10 1/4% notes and the 9 1/4% notes contain certain restrictive covenants, including limitations which restrict our ability to incur additional debt, incur liens, pay cash dividends, or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. At December 31, 2000 we were in compliance with all covenants under the indentures.

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

     On August 2, 1999, we redeemed approximately 35% of the issued and outstanding exchangeable preferred stock. Total shares redeemed were approximately 452,000 at a redemption price of $113.25 per share for a total of approximately $51.2 million. In addition, we paid approximately $0.5 million of accrued dividends on the redeemed shares. Proceeds from Citadel Communications' additional equity investment in Citadel Broadcasting were utilized to complete the redemption. On April 6, 2000, we repurchased approximately 14,900 shares at a price of $112.75 per share for a total of approximately $1.7 million. Available working capital was used to complete the April 6, 2000 repurchase, and we received a waiver from the lenders under the credit facility allowing the repurchase.

     The Certificate of Designation governing the exchangeable preferred stock also contains covenants that restrict us from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes and capital expenditures. At December 31, 2000, we were in compliance with all covenants under the Certificate of Designation.

     Pending Acquisitions and Dispositions and Recently Completed
Transaction. We have five transactions currently pending, which if completed, would result in the purchase of three FM radio stations, three AM radio stations and the sale of six FM radio stations and one AM radio station and the right to provide programming and sell commercial advertising for one FM radio station pursuant to a program service and time brokerage agreement. The total cash required to fund the pending acquisitions is expected to be approximately $61.8 million, of which approximately $0.8 million has already been paid. In addition to the cash, the purchase price also includes 181,820 shares of Citadel Communications' common stock valued at approximately $2.0 million, based on the closing price of the stock on December 21, 2000. If Citadel Communications' proposed merger with FLCC Holdings, Inc. described above occurs prior to the closing of our acquisition of certain stations in Tucson, Arizona, the cash purchase price for such stations will increase by $4.7 million, which replaces the 181,820 shares of Citadel Communications' common stock. The sale price of the six FM stations, one AM station and the right to provide programming and sell commercial advertising for one FM station under a program service and time brokerage agreement is approximately $23.7 million in cash. The funding for the acquisitions is expected from internally generated funds, borrowings under the credit facility and proceeds from radio station sales. The consummation of each of the pending transactions is subject to certain conditions. Although we believe that all closing conditions will be satisfied in each case, there can be no assurance that this will be the case.

     On January 18, 2001, we completed our acquisition of WTRX-FM in Flint, Michigan. The total purchase price was approximately $0.6 million of which $0.4 million had already been paid as part of the stations acquired in Flint, Michigan on July 31, 2000. The remaining purchase price was funded from internally generated cash.

     Capital Expenditures. We had capital expenditures of approximately $5.5 million for the year ended December 31, 2000 compared to $16.6 million in 1999. This decrease is due primarily to the acquisition of a corporate jet in 1999. Our capital expenditures consist primarily of construction in progress related to facilities, office furniture and equipment, broadcasting equipment and transmission tower upgrades.

     In addition to acquisitions and debt service, our principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount. We believe that cash from operating activities and revolving loans under our credit facility should be sufficient to permit us to meet our financial obligations and to fund our operations, including completion of our pending acquisitions, for at least the next 12 months, although additional capital resources may be required in connection with any further implementation of our acquisition strategy.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Citadel Broadcasting has previously adopted SFAS No. 133 and as such will comply with any changes under SFAS No. 138.

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

     As of December 31, 2000, we had:

     - outstanding total debt of approximately $869.2 million, excluding the discount on our 10 1/4% notes and our 9 1/4% notes,

     - Our exchangeable preferred stock with an aggregate liquidation preference of approximately $100.1 million, and

     - shareholders' equity of approximately $414.3 million.

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

     The covenants in our credit facility and the agreements governing our other outstanding debt and exchangeable preferred stock restrict, among other things, our ability to incur additional debt, make particular types of investments or other restricted payments, swap or sell assets or merge or consolidate. A breach of any of the covenants contained in the credit facility could allow the lenders to declare all amounts outstanding under the credit facility to be immediately due and payable. In addition, the lenders under the credit facility could proceed against the collateral granted to them to secure that indebtedness. Citadel Communications has pledged the outstanding shares of our common stock that it owns to secure its guarantee of the credit facility. If the amounts outstanding under the credit facility are accelerated, we cannot assure you that our assets will be sufficient to repay amounts due under the credit facility and other outstanding debt obligations.

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

     HISTORY OF NET LOSSES--WE HAVE A HISTORY OF NET LOSSES WHICH WE EXPECT TO CONTINUE THROUGH AT LEAST 2001.

     We had a net loss of $8.9 million and $39.2 million for the years ended December 31, 1999 and 2000, respectively. The primary reasons for these losses are significant charges for depreciation and amortization relating to the acquisition of radio stations, interest charges on our outstanding debt and non-cash deferred compensation related to stock options. If we acquire additional stations, these charges will probably increase further. We expect to continue to experience net losses through at least 2001.

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

     - loss of key employees of acquired stations, and

     - increases in prices for radio stations due to increased competition for acquisition opportunities.

     Also, the amount that remains available for borrowing under the credit facility for acquisitions is $96.8 million. We may be unable to obtain additional required financing for acquisitions on terms favorable to us or at all.

     In addition, our credit facility permits us to make acquisitions of radio stations without the consent of our lenders under the credit facility only if we maintain the financial ratios and financial condition tests specified in the credit facility. Consequently, we may experience difficulties in pursuing our acquisition strategy if we are unable to comply with these financial ratios and tests.

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

     The completion of future transactions we may consider will likely be subject to the notification filing requirements, applicable waiting periods and possible review by the United States Department of Justice or the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. All of our pending and future radio station acquisitions and dispositions will be subject to the license transfer approval process of the Federal Communications Commission. Review by the Department of Justice or the Federal Trade Commission may cause delays in completing transactions and, in some cases, result in attempts by these agencies to prevent completion of transactions or negotiate modifications to the proposed terms. Review by the FCC may also cause delays in completing transactions. Any delay, prohibition or modification could adversely affect the terms of a proposed transaction or could require us to abandon an otherwise attractive opportunity.

     IMPORTANCE OF CERTAIN MARKETS--A DOWNTURN IN ANY OF OUR SIGNIFICANT MARKETS COULD ADVERSELY AFFECT OUR REVENUE AND CASH FLOW.

     Our Albuquerque, Providence and Salt Lake City markets are particularly important for our financial well being. A significant decline in net broadcasting revenue from our stations in these markets could have a material adverse effect on our operations and financial condition. To illustrate, our radio stations in these markets generated the following percentages of our total net broadcasting revenue and broadcast cash flow for the year ended December 31, 2000:

           MARKET             % OF NET BROADCASTING REVENUE    % OF BROADCAST CASH FLOW
           ------             -----------------------------    ------------------------
Albuquerque.................               7.6%                           8.0%
Providence..................               6.9%                           7.9%
Salt Lake City..............               6.5%                           6.6%

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

     For a discussion of radio licensing, see Item 1, Business, under the heading "Federal Regulation of Radio Broadcasting" and the subheading "License Grant and Renewal."

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

     For a more detailed discussion of these ownership limitations and their impact on our business, see the discussion in Item 1, Business, under the heading "Federal Regulation of Radio Broadcasting" and the subheading "Ownership Matters."

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market Risk. During the normal course of business we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and collectibility of accounts receivable. We constantly assess these market risks and have established policies and practices to protect against the adverse effects of these and other potential exposures. In addition, we are exposed to foreign currency risk with respect to Canadian accounts receivable. However, management believes that those foreign receivables are insignificant relative to our total accounts receivable and do not represent a material market risk. We do not use derivative financial instruments for trading purposes. Although we do not anticipate any material losses in any of these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

     Interest Rate Risk. We are exposed to interest rate changes under the credit facility and interest rate swap transactions. Management constantly monitors interest rate changes to determine the impact any change will have on its business, financial condition or results of operations. We do not consider our cash and cash equivalents to be subject to interest rate risk due to their short-term maturities. Notwithstanding these efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against the risks associated with interest rate fluctuations.

     Our credit facility, which we maintain to provide liquidity and to fund capital expenditures and acquisitions, bears interest equal to an applicable margin plus a variable rate based on either (a) the greater of (i) the per annum rate of interest publicly announced from time to time by Credit Suisse First Boston in New York, New York, as its prime rate of interest (the "Prime Rate") or (ii) the federal funds effective rate as in effect plus 1/2 of 1% (with the greater of (i) or (ii) being referred to as the "Alternative Base Rate"), or (b) a rate determined by Credit Suisse First Boston to be the Adjusted LIBO Rate for the respective interest period. The LIBO Rate is determined by reference to the British Bankers' Association Interest Settlement rates for deposits in dollars. For further discussion of our interest rate under the credit facility, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources -- Credit Facility." Our credit facility consists of revolving loans and Tranche A and Tranche B term loans. The revolving loans mature on December 31, 2006 (subject to extension until December 31, 2007). The Tranche A term loans are subject to quarterly principal repayments staring in March 2003 and ending December 31, 2006 (subject to an extension to December 17, 2007). The quarterly repayments are based on a percentage of the Tranche A term loan borrowings and the percentage ranges from 3.75% in 2003 to 6.25% in 2007 (if maturity is extended to such date). The Tranche B term loan is also subject to quarterly principal repayments starting in March 2003 and ending March 31, 2007 (subject to an extension to June 30, 2008). The quarterly repayments are based on a percentage of the Tranche B term loan borrowings and the percentage ranges from .25% from March 31, 2003 to March 31, 2008 and 94.75% on June 30, 2008 (if maturity is extended to such date).

     At December 31, 2000, there was $325.0 million outstanding under the Tranche A term loans at interest rates of 9.375% to 9.6875%, $125.0 million outstanding under the revolving loans at an interest rate of 9.5625% and $200.0 million under the Tranche B term loan at an interest rate of 9.875%.

     In addition, the credit facility requires that no less than 50% of our long-term indebtedness be subject to fixed interest rates. If our total variable debt under the credit facility exceeds this 50% threshold, we are required to enter into a hedging contract that will convert a portion of the variable rate into a fixed rate. Based on our variable rate borrowings during 2000, we have entered into the following one year interest rate swap transactions in order to convert a portion of our variable rate debt into fixed rate debt.

                                                                               VARIABLE RATE
              TRANSACTION DATE                NOTIONAL AMOUNT   FIXED RATE   DECEMBER 31, 2000
              ----------------                ---------------   ----------   -----------------
                                              (IN THOUSANDS)
June 30, 2000...............................     $ 25,000         7.055%          6.4381%
August 31, 2000.............................     $ 40,000         6.855%          6.7488%
November 21, 2000...........................     $135,000         6.530%          6.7506%

     We will incur interest expense based on the notional amounts at the fixed rates and will receive interest income at the variable rates. The variable rates are based on the LIBO Rate and are adjusted quarterly.

     Through our credit facility and related interest swap transactions, we may be vulnerable to changes in the U.S. prime rates, the federal funds effective rate and the LIBO rate. We have performed a sensitivity analysis assuming a hypothetical increase in the interest rate of 10% applied to the $650.0 million of outstanding variable debt and the interest rate swap transactions as of December 31, 2000.

     Based on this analysis, as of December 31, 2000, the impact on future earnings for the next twelve months would be approximately $5.8 million of increased interest expense, which amount includes a reduction in interest expense of approximately $0.5 million related to the interest rate swap transactions. Comparatively, assuming the same hypothetical 10% increase in the interest rate applied to the $132.0 million of outstanding variable debt as of December 31, 1999, the impact on future earnings would have been approximately $1.1 million of increased interest expense. There were no interest rate swap transactions outstanding as of December 31, 1999.

     Such potential increases are based on certain simplifying assumptions, including a constant level of variable-rate debt and related interest rate swap transactions during the period and a constant interest rate based on the variable rates in place as of December 31, 2000 and 1999.

     Settlement of our interest rate swap transactions are recorded as adjustments to interest expense or income on a monthly basis. A mark-to-market adjustment is recorded as a component of shareholders' equity to reflect the fair market value of the interest rate swap agreement. The estimated fair market value of the interest rate swap transactions, net of tax, based on their current market rates, approximated a net payable of $0.6 million as of December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Citadel Broadcasting Company's Financial Statements, including the notes thereto, and supplementary financial information filed under this Item 8 are listed in Part IV, Item 14, of this report and are included after the signature page beginning at page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names, ages and positions of the directors and executive officers of Citadel Broadcasting:

        NAME                AGE                                   POSITION
        ----                ---                                   --------
Lawrence R. Wilson          55        Chief Executive Officer and Chairman
Donna L. Heffner            41        Executive Vice President, Chief Financial Officer and Secretary
D. Robert Proffitt          48        President and Chief Operating Officer
Stuart R. Stanek            45        Executive Vice President
Peter J. Benedetti          37        Executive Vice President
Kenneth H. Maness           52        Executive Vice President
Wayne P. Leland             36        Executive Vice President
Kenneth R. Benson           36        Executive Vice President
Randy L. Taylor             38        Vice President Finance
Robert F. Fuller            60        Director
Ike Kalangis                63        Director
Robert G. Liggett,          58        Director
  Jr.
Ted L. Snider, Sr.          72        Director
John E. von Schlegell       46        Director

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

     Donna L. Heffner joined Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership in 1988 as Controller. Ms. Heffner has served as Secretary of Citadel Communications since it was incorporated in 1993 and of Citadel Broadcasting since it was incorporated in 1991. She has served as Chief Financial Officer of Citadel Communications and Citadel Broadcasting since 1993 and 1992, respectively. In January 1997, Ms. Heffner became Vice President of Citadel Communications and Citadel Broadcasting and in November 2000, she became Executive Vice President of Citadel Communications and Citadel Broadcasting. Ms. Heffner also served as Treasurer of Citadel Communications from 1993 to 1999 and as a director of Citadel Communications for several months in 1993. She served as Treasurer of Citadel Broadcasting from 1991 to 1999 and as a director of Citadel Broadcasting from 1992 to 1993. From 1982 to 1985 and in 1987, she was employed by Price Waterhouse, and in 1986, she was employed by Lowrimore, Warwick & Company as an accountant.

     D. Robert Proffitt joined Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership in 1988 as Vice President -- General Manager of KKFM-FM in Colorado Springs. In 1991, he was appointed Vice President of Citadel Broadcasting, and in 1993, he was appointed Vice President of Citadel Communications. Mr. Proffitt took over as General Manager of Citadel Communications' Albuquerque operations in 1994. Mr. Proffitt served as President of Central Region for Citadel Broadcasting from June 1997 to October 1998, and he became President and Chief Operating Officer of Citadel Broadcasting in October 1998 and he became Executive Vice President of Citadel Communications in November 2000.

     Stuart R. Stanek joined Citadel Associates Limited Partnership and Citadel Associates Montana Limited Partnership in 1986 as a General Manager of KKFM-FM in Colorado Springs. In 1988, he became General Manager of KBEE-AM/KUBL-FM in Salt Lake City. In 1991, he was appointed Vice President of Citadel Broadcasting, in 1992, he was elected to the Board of Directors of Citadel Broadcasting and in 1993, he was appointed Vice President and elected to the Board of Directors of Citadel Communications. He served as a Director of Citadel Communications and Citadel Broadcasting until August 1996. Mr. Stanek became President of East Region for Citadel Broadcasting in June 1997 and Executive Vice President of Citadel Communications and Citadel Broadcasting in November 2000.

     Peter J. Benedetti joined Citadel Communications in April 1995 as Sales Manager for KMGA-FM in Albuquerque and also became Sales Manager for KHFM-FM in Albuquerque upon Citadel Communications' acquisition of that station in June 1996. From January 1997 to July 1997, Mr. Benedetti was Director of Sales of Citadel Communications' Salt Lake City radio station group, and from July 1997 to October 1998, he served as Vice President and General Manager of that radio station group. In October 1998, Mr. Benedetti became Vice President of Citadel Communications and Vice President and President of the Central Region for Citadel Broadcasting, and in July 1999, he became President of the West Region for Citadel Broadcasting when operations were then consolidated into East and West Regions. In November 2000, he became Executive Vice President of Citadel Communications and Citadel Broadcasting. Prior to joining Citadel Communications, he served as an account executive for Jacor Communications in Denver, Colorado.

     Kenneth H. Maness joined Citadel Communications in June 2000 and became Vice President of Citadel Communications and Vice President and President of the Southeast Region for Citadel Broadcasting in July 2000. In November 2000, he became Executive Vice President of each of Citadel Communications and Citadel Broadcasting. Prior to joining Citadel Communications, Mr. Maness was employed by Bloomington Broadcasting Holdings, Inc. and its affiliates in various capacities since 1981, most recently as Chief Executive Officer and President from 1995 until Citadel Broadcasting acquired Bloomington Broadcasting in June 2000. Mr. Maness served as the President of Tri-Cities Radio Corp., a subsidiary of Bloomington Broadcasting, and the General Manager for its four radio stations in Tri-Cities, Tennessee from 1981 to 1995. Mr. Maness also serves as a director of Bank of Tennessee.

     Wayne P. Leland joined Citadel Communications in April 2000 and became Vice President of Citadel Communications and Vice President and President of the Northeast Region for Citadel Broadcasting in July 2000. In November 2000, he became Executive Vice President of each of Citadel Communications and Citadel Broadcasting. Prior to joining Citadel Communications, Mr. Leland was the Chief Operating Officer for Spring Broadcasting, LLC, a subsidiary of Broadcast Partners Holdings, L.P., from 1997 to 2000. He also served as the cluster manager for Capstar Broadcasting Corporation from 1995 to 1997 and as General Sales Manager for Berkshire Broadcasting in Danbury, Connecticut from 1986 to 1995.

     Kenneth R. Benson joined Citadel Communications in November 2000 as Executive Vice President of Programming of each of Citadel Communications and Citadel Broadcasting. From 1998 to 2000, Mr. Benson served as Senior Vice President of Programming for AMFM, Inc., where he was responsible for the strategic planning and programming of 42 radio stations. For a portion of 1998, he served as Vice President of Music Programming for MTV Networks, a division of Viacom, Inc. From 1992 to 1997, he served as Program Director for station KKRZ-FM in Portland, Oregon. Prior to such time, Mr. Benson held various programming and promotions positions for various radio stations.

     Randy L. Taylor joined Citadel Communications in April 1999 as Controller of Citadel Communications and Citadel Broadcasting. In January 2001, he became Vice President of Finance of Citadel Communications and Citadel Broadcasting. Prior to joining Citadel Communications, Mr. Taylor served as Controller of Aladdin Gaming, LLC from July 1998 to April 1999. From October 1994 to June 1998, he was employed by Showboat Operating Company in various capacities including Vice President of Taxation. At Showboat, Mr. Taylor had oversight responsibility for tax matters and company reporting to the Securities and Exchange Commission. From 1984 to 1994, Mr. Taylor was employed in various capacities with KPMG LLP, most recently as Senior Tax Manager.

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

     Robert G. Liggett, Jr. became a director of Citadel Communications and Citadel Broadcasting in August 2000 following Citadel Broadcasting's August 2000 acquisition of substantially all of the assets of Liggett Broadcasting, Inc. and related entities. Mr. Liggett founded Liggett Broadcasting in 1970 and was its sole stockholder. Liggett Broadcasting and related entities owned seven FM radio stations and two AM radio stations and operated an additional AM radio station under a time brokerage agreement.

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

BOARD COMPOSITION

     Three of the six persons presently constituting the Board of Directors of Citadel Broadcasting were elected under the terms of a Fourth Amended and Restated Voting Agreement dated as of October 15, 1997, by and among Citadel Communications, the voting trustee under the Amended and Restated Voting Trust Agreement dated October 15, 1997 and certain other stockholders of Citadel Communications. In connection with Citadel Communications' initial public offering in 1998, the Fourth Amended and Restated Voting Agreement and a related stockholders agreement among Citadel Communications and certain of its stockholders were terminated. The Amended and Restated Voting Trust Agreement was terminated during 2000. Robert G. Liggett, Jr. was originally appointed as a director of Citadel Communications and Citadel Broadcasting in August 2000 in accordance with the terms of the Asset Purchase Agreement pursuant to which Citadel Broadcasting purchased various radio stations and related assets from Liggett Broadcast, Inc. and certain related entities.

     Each director of Citadel Broadcasting holds office until the next annual meeting of stockholders and until his or her successor has been elected and qualified. Officers are elected by the Board of Directors and serve at its discretion.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation paid to our Chief Executive Officer and each of our other four most highly compensated executive officers during 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                    ANNUAL COMPENSATION            ------------
                                           -------------------------------------    SECURITIES
             NAME AND                                             OTHER ANNUAL      UNDERLYING       ALL OTHER
        PRINCIPAL POSITION          YEAR    SALARY     BONUS     COMPENSATION(2)     OPTIONS      COMPENSATION(1)
        ------------------          ----   --------   --------   ---------------   ------------   ---------------
Lawrence R. Wilson................  2000   $438,319   $    -0-       $   -0-          40,000          $8,904
  Chairman and                      1999    438,319        -0-           -0-         875,000           3,413
  Chief Executive Officer           1998    358,319    214,370(3)         -0-         60,000           3,046

Donna L. Heffner..................  2000   $230,000   $    -0-       $   -0-          30,000          $4,566
  Executive Vice President,         1999    230,000        -0-           -0-         250,000           3,489
  Chief Financial Officer           1998    175,000     80,000(3)         -0-         12,000           4,537
  and Secretary

D. Robert Proffitt................  2000   $250,000   $    -0-       $   -0-          30,000          $5,090
  President and                     1999    250,000        -0-           -0-         250,000           3,849
  Chief Operating Officer           1998    200,000     40,000(3)         -0-         12,000           3,161

Stuart R. Stanek..................  2000   $230,000   $    -0-       $25,776          15,000          $2,685
  Executive Vice President          1999    230,000        -0-        26,216         250,000           2,598
                                    1998    210,000     50,000(3)         -0-         12,000           2,635

Peter J. Benedetti................  2000   $200,000   $    -0-       $   -0-          15,000          $2,154
  Executive >Vice President         1999    200,000        -0-        69,402         125,000           2,202
                                    1998    160,000(4) $ 65,000(3)         -0-        21,005           2,093

---------------
(1) Included for 2000 are our contributions to the Citadel Broadcasting Company 401(k) Retirement Savings Plan (Mr. Wilson -- $8,766, Ms. Heffner -- $4,506, Mr. Proffitt -- $5,000, Mr. Stanek -- $2,625 and Mr. Benedetti -- $2,100), which contributions vest over five years, and the payment of premiums for term life insurance (Mr. Wilson -- $138, Ms. Heffner -- $60, Mr.
    Proffitt -- $90, Mr. Stanek -- $60 and Mr. Benedetti -- $54).

(2) In accordance with applicable regulations, the amounts set forth in this column do not include perquisites and other personal benefits received by the executive officers unless the aggregate value of such perquisites and other benefits exceeded the lesser of $50,000 or 10% of the total salary and bonus reported for the executive officer. The amount shown for Mr. Stanek in 2000 represents $19,685 for mortgage payments made on behalf of Mr. Stanek and $6,091 for personal motor vehicle use and an auto allowance paid to Mr. Stanek. The amount shown for Mr. Stanek in 1999 represents $25,309 for mortgage payments made on behalf of Mr. Stanek and $907 for personal motor vehicle use. The amount shown for Mr. Benedetti in 1999 represents $58,568 for closing cost payments made on behalf of Mr. Benedetti and reimbursement of the loss on the sale of a home, $7,825 for temporary living expenses and $3,009 for personal motor vehicle use.

(3) Bonuses were earned in 1998 and paid in 1998 and 1999. Does not reflect bonuses earned in 1997 but paid in 1998.

(4) Includes payments of $10,000 made in 1999 following a salary increase made retroactive to November 1998.

     The following table summarizes individual grants of options to purchase shares of common stock of Citadel Communications to the executive officers listed in the Summary Compensation Table during the year ended December 31, 2000.

                         OPTIONS GRANTED IN FISCAL 2000

                                                                                          POTENTIAL REALIZABLE
                                                 PERCENT OF                              VALUE AT ASSUMED RATES
                                   NUMBER OF       TOTAL       EXERCISE                      OF STOCK PRICE
                                   SECURITIES     OPTIONS         OR                        APPRECIATION FOR
                                   UNDERLYING    GRANTED TO      BASE                        OPTION TERM(1)
                                    OPTIONS      EMPLOYEES      PRICE      EXPIRATION    ----------------------
              NAME                  GRANTED       IN 2000       ($/SH)        DATE         5%($)       10%($)
              ----                 ----------    ----------    --------    ----------    ---------    ---------
Lawrence R. Wilson(2)............    40,000         4.48%       $9.44      12-6-2010     $237,471     $601,797
Donna L. Heffner(2)..............    30,000         3.36         9.44      12-6-2010      178,103      451,348
D. Robert Proffitt(2)............    30,000         3.36         9.44      12-6-2010      178,103      451,348
Stuart R. Stanek(2)..............    15,000         1.68         9.44      12-6-2010       89,051      225,674
Peter J. Benedetti(2)............    15,000         1.68         9.44      12-6-2010       89,051      225,674

---------------
(1) The potential realizable value is based on the term of the option at the time of grant, which is ten years for each of the options set forth in the table. An assumed stock price appreciation of 5% and 10% is used pursuant to rules promulgated by the Securities and Exchange Commission. The potential realizable value is calculated by assuming that the market price on the date of grant appreciates at the indicated rate, compounded annually, for the entire term of the option and that the option is exercised and sold on the last day of its term at this appreciated stock price. The potential realizable value is not intended to forecast the future appreciation of the common stock.

(2) Each option vests 20% each year on the first through fifth anniversaries of the date of the grant. Vesting accelerates in the event of a change in control of Citadel Communications, as provided for in the option award agreements.

     The following table shows the number of shares of common stock acquired and the value realized upon exercise in 2000 of options to purchase shares of common stock of Citadel Communications by the executive officers listed in the Summary Compensation Table, as well as the number of all unexercised options and the value of unexercised in-the-money options (rounded to the nearest whole share) held by such persons as of December 31, 2000.

                    AGGREGATED OPTION EXERCISES IN 2000 AND
                         FISCAL YEAR END OPTION VALUES

                                                          NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED             IN-THE-MONEY
                              SHARES                   OPTIONS AT FISCAL YEAR END   OPTIONS AT FISCAL YEAR END(1)
                            ACQUIRED ON     VALUE                  #                              $
                            EXERCISE #    REALIZED $   EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
                            -----------   ----------   --------------------------   -----------------------------
Lawrence R. Wilson(2).....       -0-            -0-         653,254/885,623              $3,817,053/$571,032
Donna L. Heffner..........       -0-            -0-         114,262/260,400                  652,331/159,696
D. Robert Proffitt........       -0-            -0-          76,421/262,800                  257,502/178,896
Stuart R. Stanek..........    20,000       $220,600         182,834/246,600                1,371,771/130,896
Peter J. Benedetti........       -0-            -0-          33,802/136,203                    10,800/45,600

---------------
(1) These values have been calculated on the basis of the December 31, 2000 closing price per share of $12.00, less the applicable exercise price.

(2) Includes options held by Rio Bravo Enterprise Associates, L.P. Mr. Wilson owns all of the capital stock of Rio Bravo, Inc., the sole general partner of Rio Bravo Enterprise Associates, L.P.

EMPLOYMENT AGREEMENT

     In June 1996, we entered into an employment agreement with Lawrence R. Wilson which has an initial term ending in June 2001, which term will be automatically renewed for one year. The agreement provides for annual base salary compensation, annual increases to base salary and an annual bonus calculated as a percentage of base salary in effect at the end of the year and based on our annual performance criteria. The annual performance criteria were not achieved for the year ended December 31, 2000 and, therefore, no bonus was earned for 2000. For 1999 and 2000, the Compensation Committee of Citadel Communications' Board of Directors approved a base salary for Mr. Wilson in an amount greater than that provided for in the agreement, following the Committee's review of compensation levels at comparable public companies.

     Mr. Wilson's employment will terminate upon Mr. Wilson's becoming permanently disabled or upon a liquidation or dissolution of Citadel Communications, a sale, transfer or other disposition of all of the assets of Citadel Broadcasting on a consolidated basis, or any transaction or series of transactions whereby any person or entity other than ABRY Broadcast Partners II, L.P. (a former significant stockholder of Citadel Communications) or its affiliates or affiliates of Citadel Communications, becomes the direct or indirect beneficial owner of securities of Citadel Communications or Citadel Broadcasting representing 50% or more of the combined voting power of Citadel Communications' or Citadel Broadcasting's then outstanding securities. In such event, Mr. Wilson or his beneficiary will be entitled to receive Mr. Wilson's then base salary through the end of the month in which the termination occurs. In addition, upon the affirmative vote or written consent of not less than 66 2/3% of the members of the Citadel Communications Board of Directors, Mr. Wilson's employment may be terminated with or without cause. If any such termination is without cause, Mr. Wilson will be entitled to receive his then current base salary through the end of the then current term of the employment agreement.

1996 EQUITY INCENTIVE PLAN

     Citadel Communications adopted the 1996 Equity Incentive Plan under which employees, officers, directors, consultants, independent contractors and advisors of Citadel Communications and its subsidiaries are eligible to receive awards in the form of incentive stock options and options that are not incentive stock options to purchase common stock of Citadel Communications. Awards may also be in the form of stock appreciation rights, restricted securities and other stock-based awards as determined by the Board of Directors of Citadel Communications, none of which has been granted to date. The Equity Incentive Plan is administered by the Compensation Committee of Citadel Communications' Board of Directors and in certain cases Citadel Communications' Board. The Compensation Committee or the Board has authority under the Equity Incentive Plan to designate participants, determine the terms and conditions of awards to be granted to each participant and decide all matters relating to any award. At December 31, 2000, the total number of shares of common stock of Citadel Communications that remained reserved and available for issuance under the Equity Incentive Plan, or which may be used to provide a basis of measurement for an award, was 1,986,298 shares, including shares underlying outstanding grants.

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

1999 LONG-TERM INCENTIVE PLAN

     Citadel Communications adopted the 1999 Long-Term Incentive Plan, which is intended to be the primary long-term incentive plan for senior management. The Long-Term Incentive Plan provides opportunities for participants to earn the right to purchase shares of Citadel Communications' common stock if performance goals, measured solely by the increase in the price of the common stock, and continued employment requirements are met. Participants under the Long-Term Incentive Plan receive an option grant based on the Citadel Communications' Compensation Committee's evaluation of the participant's ability to contribute to Citadel Communications' overall performance. If the option is not fully earned during the specific five-year performance period, any portion not earned is forfeited, and the shares become available for issuance upon exercise of other options granted under the plan. For the full option to be earned, the average stock price (calculated over 20 consecutive trading days) over the exercise price must double during the performance period. If any shares become available for additional grants under this plan, the exercise price will be the average of the bid and asked prices of the common stock on the date of the grant. The option is earned in one-fifth increments for each increase in average stock price (calculated over 20 consecutive trading days) equal to one-fifth of the difference between the doubled exercise price and the exercise price. When an increment of the option is earned, the earned portion generally vests over a five-year period. A total of 1,750,000 shares of common stock are reserved and available for issuance under the Long-Term Incentive Plan.

     At the time that Citadel Communications' Board of Directors adopted the Long-Term Incentive Plan, the following option grants were made to be effective as of the closing of Citadel Communications' common stock offering in June 1999, subject to stockholder approval of the Long-Term Incentive Plan, which was obtained in July 1999: Lawrence R. Wilson -- 875,000 shares; Donna L.
Heffner -- 250,000 shares; D. Robert Proffitt -- 250,000 shares; Stuart R. Stanek -- 250,000 shares; and Peter J. Benedetti -- 125,000 shares. The exercise price for the options granted is $29.25 per share, the price to the public in Citadel Communications' June 1999 common stock offering. Four-fifths of each of these options have been earned.

401(K) PLAN

     Effective in 1993, we adopted a 401(k) Retirement Savings Plan for the purpose of providing, at the option of the employee, retirement benefits to full-time employees who have been employed for a period of one year or longer and who meet certain other requirements of the 401(k) plan. Contributions to the 401(k) plan are made by the employee and, on a voluntary basis, by us. We currently match 100% of that part of the employee's elective deferrals up to 2% of the employee's salary.

     A contribution to the 401(k) plan of approximately $1.0 million was made by us during the year ended December 31, 2000.

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

     Additionally, for their services as directors, each non-employee director was granted an option on December 6, 2000 to purchase 5,000 shares of Citadel Communications' common stock at an exercise price of $9.44 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2000, John E. von Schlegell, Robert F. Fuller, Ike Kalangis, Robert
G. Liggett, Jr. and Ted L. Snider, Sr. were members of the Compensation Committee of the Citadel Communications' Board of Directors, which determines compensation matters for Citadel Communications and Citadel Broadcasting.

     Registration Rights Agreement. Citadel Communications is a party to a Registration Rights Agreement, dated June 28, 1996, as amended, with Lawrence R. Wilson, Rio Bravo Enterprise Associates, L.P., ABRY Broadcast Partners II, L.P., The Endeavour Capital Fund Limited Partnership, Ted L. Snider, Sr. and others, which requires Citadel Communications to register their shares of its common stock under the Securities Act of 1933, as amended, for offer and sale to the public (including by way of an underwritten public offering), upon a demand by such stockholders, and which entitles such parties to join in any registration of equity securities of Citadel Communications. Various stockholders have exercised their rights under this agreement and have participated in Citadel Communications' common stock offerings, including The Endeavour Capital Fund Limited Partnership and its general partner and Ted L. Snider, Sr. Mr. von Schlegell is President and a shareholder of the general partner of The Endeavour Capital Fund Limited Partnership. Mr. Wilson owns all of the capital stock of Rio Bravo, Inc., the sole general partner of Rio Bravo Enterprise Associates, L.P. In addition to those parties having registration rights under the Registration Rights Agreement, each of Rio Bravo Enterprise Associates, L.P., Donna L. Heffner, D. Robert Proffitt, Stuart R. Stanek and Peter J. Benedetti participated as selling stockholders in Citadel Communications' common stock offering in 2000.

     Transactions with Connect Communications. Connect Communications Corporation provided telephone service to Citadel Broadcasting during 2000. The amount paid by Citadel Broadcasting in 2000 for such services was approximately $0.6 million. In addition, Connect Communications paid Citadel Broadcasting approximately $0.1 million for the reimbursement of third party telephone charges and rent for space on one of Citadel Broadcasting's towers in Little Rock, Arkansas. Ted Snider, Jr., the son of Ted L. Snider, Sr., a director of Citadel Communications and Citadel Broadcasting, is a director and shareholder of Connect Communications Corporation. We believe that the terms of our transactions with Connect Communications Corporation are at least as favorable to us as those that could be obtained generally from unaffiliated parties and we expect to continue to do business with Connect Communications Corporation.

     Consulting Agreement. On August 31, 1999, Citadel Broadcasting entered into a seven-year Consulting Agreement with Robert F. Fuller which provides for compensation to Mr. Fuller of approximately $0.3 million each year. In 2000, Citadel Broadcasting paid Mr. Fuller approximately $0.3 million under this Consulting Agreement. Citadel Broadcasting originally entered into this Consulting Agreement in connection with its acquisition of all of the issued and outstanding shares of capital stock of Fuller-Jeffrey Broadcasting Companies, Inc. from Mr. Fuller and Joseph N. Jeffrey, Jr., the two former stockholders of Fuller-Jeffrey Broadcasting. Mr. Fuller became a director of each of Citadel Communications and Citadel Broadcasting in November 1999. We believe that the terms of the Consulting Agreement with Mr. Fuller are at least as favorable to us as those that could be obtained generally from unaffiliated parties.

     Acquisition of Assets from Liggett Broadcast, Inc. In August 2000, Citadel Broadcasting completed its acquisition from Liggett Broadcast, Inc., Rainbow Radio, LLC, New Tower, Inc. and LLJ Realty, LLC of various radio stations and related assets for the aggregate purchase price of approximately $120.9 million in cash. Following the acquisition, Robert G. Liggett, Jr., who together with his immediate family members or trusts for the benefit of his immediate family members directly or indirectly owned at the time of the acquisition all or a majority of the equity interests of each selling entity, was appointed as a director of each of Citadel Communications and Citadel Broadcasting.

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

     The only outstanding capital stock of Citadel Communications is its common stock. The following table sets forth information with respect to the beneficial ownership of Citadel Communications' common stock as of March 12, 2001 by (1) each person, entity or group known to us to beneficially own more than five percent of Citadel Communications' common stock, (2) each of our directors, (3) each of our executive officers listed in the Summary Compensation Table in Item 11, Executive Compensation, and (4) all of our directors and executive officers as a group.

     Except as indicated below, the persons named have sole voting and investment power with respect to the shares shown as beneficially owned by them. The percentages are rounded to the nearest tenth of a percent. Holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders generally.

     The number of shares and percentages are calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, on a stockholder by stockholder basis, assuming that each stockholder converted all securities owned by such stockholder that are convertible into common stock at the option of the holder within 60 days of March 12, 2001, and that no other stockholder so converts. The numbers and percentages of shares owned assume that these outstanding options have been exercised by such respective stockholders as follows:

     - Lawrence R. Wilson -- 653,254 shares (including options to purchase 470,033 shares held by Rio Bravo Enterprise Associates, L.P.);

     - Donna L. Heffner -- 114,262 shares;

     - D. Robert Proffitt -- 78,821 shares;

     - Peter J. Benedetti -- 33,802 shares;

     - each of Robert F. Fuller, Ike Kalangis, Robert G. Liggett, Jr., Ted L. Snider, Sr. and John E. von Schlegell -- 5,000 shares; and

     - all directors and executive officers as a group -- 910,739 shares.

                                                              SHARES OF COMMON STOCK
                                                                BENEFICIALLY OWNED
                                                              -----------------------
                                                                           PERCENT OF
                                                                             COMMON
BENEFICIAL OWNER                                               NUMBER        STOCK
----------------                                              ---------    ----------
FIVE PERCENT STOCKHOLDERS:
Capital Group International, Inc.(1)........................  2,197,000        5.9%
  11100 Santa Monica Boulevard
  Los Angeles, CA 90025

DIRECTORS AND EXECUTIVE OFFICERS:
Lawrence R. Wilson(2).......................................  2,547,800        6.7%
  City Center West
  Suite 400
  7201 West Lake Mead Boulevard
  Las Vegas, NV 89128
Donna L. Heffner(3).........................................    235,813          *
D. Robert Proffitt(4).......................................    232,055          *
Stuart R. Stanek............................................         --         --
Peter J. Benedetti(5).......................................     37,629          *
Robert F. Fuller............................................     70,000          *
Ike Kalangis................................................      6,000          *

                                                              SHARES OF COMMON STOCK
                                                                BENEFICIALLY OWNED
                                                              -----------------------
                                                                           PERCENT OF
                                                                             COMMON
BENEFICIAL OWNER                                               NUMBER        STOCK
----------------                                              ---------    ----------
Robert G. Liggett, Jr.(6)...................................     73,000          *
Ted L. Snider, Sr.(7).......................................     53,617          *
John E. von Schlegell.......................................      5,000          *
All directors and executive officers as a group (14           3,308,314        8.7%
  persons)(8)...............................................

---------------
* Less than 1%

(1) As reported on Schedule 13G filed with the Securities and Exchange Commission on February 12, 2001 by Capital Group International, Inc. on behalf of itself and Capital Guardian Trust Company, Capital Guardian Trust Company has sole voting power with respect to 1,607,300 of the shares indicated and sole dispositive power with respect to all of the shares indicated. Capital Group International, Inc. is the parent holding company of a group of investment management companies, including Capital Guardian Trust Company. The number of shares shown assumes that there has been no change in the number of shares beneficially owned from the number of shares reported as being beneficially owned in the Schedule 13G.

(2) The number of shares includes 1,822,883 shares held by Rio Bravo Enterprise Associates, L.P. and 14,000 shares held by Molly and Associates, LLC. The number of shares also includes 470,033 shares of common stock which may be acquired upon exercise of options held by Rio Bravo Enterprise Associates. Rio Bravo Enterprise Associates therefore beneficially owns 2,292,916 shares or 6.1% of the common stock. Mr. Wilson, a director and executive officer, owns all of the capital stock of Rio Bravo, Inc., the sole general partner of Rio Bravo Enterprise Associates. Mr. Wilson is the managing member of Molly and Associates, and Rio Bravo Enterprise Associates owns 50% of the equity interests of Molly and Associates. The remaining shares are jointly owned by Mr. Wilson and his spouse, Claire Wilson, or may be acquired upon exercise of options held by Mr. Wilson.

(3) Ms. Heffner's shares are jointly owned by Ms. Heffner and her spouse, Timothy Heffner. The number of shares shown does not include 3,500 shares held by Molly and Associates, which are allocated to Ms. Heffner's ownership interest in Molly and Associates. Beneficial ownership of these shares is attributed to Lawrence R. Wilson as discussed in Note 2.

(4) Mr. Proffitt's shares are jointly owned by Mr. Proffitt and his spouse, Lynette Proffitt. The number of shares shown does not include 3,500 shares held by Molly and Associates, which are allocated to Mr. Proffitt's ownership interest in Molly and Associates. Beneficial ownership of these shares is attributed to Lawrence R. Wilson as discussed in Note 2.

(5) Mr. Benedetti's shares are jointly owned by Mr. Benedetti and his spouse, Krista Benedetti.

(6) The number of shares includes 68,000 shares held by Liggett Ventures, LLC. Mr. Liggett is the managing member of Liggett Ventures, and he and his spouse own all of the equity interests in Liggett Ventures.

(7) The number of shares shown does not include 121,713 shares owned by Mr. Snider's spouse.

(8)   Includes shares discussed in footnotes (2) and (6).

     As discussed elsewhere in this report, Citadel Communications has entered into an Agreement and Plan of Merger with FLCC Holdings, Inc. and its subsidiary FLCC Acquisition Corp., under which FLCC Acquisition Corp. will be merged with and into Citadel Communications and Citadel Communications' stockholders will receive $26.00 for each outstanding share of Citadel Communications' common stock that they hold. Consummation of this merger, which is subject to various conditions, including consent of the Federal Communications Commission to transfer control of our broadcast licenses and approval of Citadel Communications' stockholders, will result in a change of control of both Citadel Communications and Citadel Broadcasting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 2000, Citadel Broadcasting completed its acquisition of all of the capital stock of Bloomington Broadcasting Holdings, Inc. for the aggregate purchase price of approximately $175.9 million in cash. Following the acquisition, Kenneth H. Maness, who was a shareholder, executive officer and the sole director of Bloomington Broadcasting and who received approximately $4.8 million in transaction consideration, became an executive officer of Citadel Communications and Citadel Broadcasting.

     See Item 11, Executive Compensation, under the heading "Compensation Committee Interlocks and Insider Participation" for a description of various other transactions involving our directors and executive officers and significant stockholders of Citadel Communications.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements -- The following Financial Statements of Citadel Broadcasting Company are filed as part of Item 8 of this report and are included after the signature page:

                                                                PAGE
                                                                ----
Independent Auditors' Report................................    F-2
Audited Financial Statements:
  Balance Sheets as of December 31, 1999 and 2000...........    F-3
  Statements of Operations for the years ended December 31,
     1998, 1999 and 2000....................................    F-4
  Statements of Shareholders' Equity for the years ended
     December 31, 1998, 1999 and 2000.......................    F-5
  Statements of Cash Flows for the years ended December 31,
     1998, 1999 and 2000....................................    F-6
  Notes to Financial Statements.............................    F-7

     (a)(2) Financial Statement Schedules --

           Schedule II: Valuation and Qualifying Accounts. Information required by Schedule II is included in the Notes to Citadel Broadcasting Company's Financial Statements as Note 14.

     (a)(3) Exhibits -- The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

     (b) Reports on Form 8-K -- During the quarter ended December 31, 2000, Citadel Broadcasting Company filed the following report on Form 8-K:

           Form 8-K filed on October 17, 2000 reporting (i) Citadel Broadcasting Company's October 2, 2000 acquisition of eleven radio stations serving three markets in Alabama and Tennessee and (ii) the Amended and Restated Credit Facility entered into on October 2, 2000 by and among Citadel Communications Corporation, Citadel Broadcasting Company, Credit Suisse First Boston, as Lead Arranger, Administrative Agent and Collateral Agent, and the lenders named therein. The following audited combined financial statements of Dick Broadcasting Company, Inc. of Tennessee and Subsidiaries, Dick Broadcasting Company, Inc. of Nashville and Dick Radio Alabama, Inc. were filed with this report on Form 8-K:

           Independent Auditors' Report

           Combined Balance Sheets as of December 31, 1999 and 1998

           Combined Statements of Income for the years ended December 31, 1999 and 1998

           Combined Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998

           Combined Statements of Cash Flows for the years ended December 31, 1999 and 1998

           Notes to Combined Financial Statements

           The following unaudited consolidated financial statements of Dick Broadcasting Company, Inc. of Tennessee and Subsidiaries were filed with this report:

           Consolidated Balance Sheets as of June 30, 2000 and 1999

           Consolidated Statements of Income for the six months ended June 30, 2000 and 1999

           Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2000 and 1999

           Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999

           Notes to Consolidated Financial Statements

           The following pro forma financial information of Citadel Broadcasting Company was filed with this report:

           Unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 30, 2000

           Unaudited Pro Forma Condensed Consolidated Statement of Operations for the six months ended June 30, 2000

           Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Citadel Broadcasting Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CITADEL BROADCASTING COMPANY

Date: March 23, 2001                      By: /s/ LAWRENCE R. WILSON
                                            ------------------------------------
                                            Lawrence R. Wilson
                                            Chairman of the Board and
                                            Chief Executive Officer

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

              SIGNATURES                                    TITLE                         DATE
              ----------                                    -----                         ----

        /s/ LAWRENCE R. WILSON             Chairman of the Board and Chief           March 23, 2001
---------------------------------------      Executive Officer (Principal
          Lawrence R. Wilson                 Executive Officer)

         /s/ DONNA L. HEFFNER              Executive Vice President and Chief        March 23, 2001
---------------------------------------      Financial Officer (Principal
           Donna L. Heffner                  Financial and Accounting Officer)

         /s/ ROBERT F. FULLER              Director                                  March 23, 2001
---------------------------------------
           Robert F. Fuller

           /s/ IKE KALANGIS                Director                                  March 23, 2001
---------------------------------------
             Ike Kalangis

      /s/ ROBERT G. LIGGETT, JR.           Director                                  March 23, 2001
---------------------------------------
        Robert G. Liggett, Jr.

       /s/ JOHN E. VON SCHLEGELL           Director                                  March 23, 2001
---------------------------------------
         John E. von Schlegell

        /s/ TED L. SNIDER, SR.             Director                                  March 23, 2001
---------------------------------------
          Ted L. Snider, Sr.

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

                          CITADEL BROADCASTING COMPANY

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-2

Balance Sheets as of December 31, 1999 and 2000.............   F-3

Statements of Operations for the years ended December 31,
  1998, 1999 and 2000.......................................   F-4

Statements of Shareholder's Equity for the years ended
  December 31, 1998, 1999 and 2000..........................   F-5

Statements of Cash Flows for the years ended December 31,
  1998, 1999 and 2000.......................................   F-6

Notes to Financial Statements...............................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholder
Citadel Broadcasting Company:

We have audited the accompanying balance sheets of Citadel Broadcasting Company as of December 31, 1999 and 2000 and the related statements of operations, shareholder's equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citadel Broadcasting Company as of December 31, 1999 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Phoenix, Arizona
February 23, 2001, except as to note 19, which is as of March 14, 2001

                          CITADEL BROADCASTING COMPANY

                                 Balance Sheets

                           December 31, 1999 and 2000
                    (In thousands, except for share amounts)

                                                                1999         2000
                                                              --------    ----------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 17,981    $    8,092
  Accounts receivable, less allowance for doubtful accounts
     of $2,435 in 1999 and $2,821 in 2000...................    52,728        77,974
  Due from related parties..................................       236           202
  Income taxes receivable...................................       226           182
  Prepaid expenses..........................................     2,708         5,938
  Net assets of discontinued operations.....................     2,275            --
  Assets held for sale......................................        --         3,448
                                                              --------    ----------
       Total current assets.................................    76,154        95,836
Property and equipment, net.................................    68,035       104,834
Intangible assets, net......................................   538,664     1,273,520
Restricted cash.............................................    26,192            --
Deposits for pending acquisitions...........................        --         1,121
Other assets................................................     7,568        10,253
                                                              --------    ----------
                                                              $716,613    $1,485,564
                                                              ========    ==========

         LIABILITIES, EXCHANGEABLE PREFERRED STOCK AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,696    $    3,745
  Accrued liabilities.......................................    13,344        32,384
  Current maturities of notes payable.......................     5,495        16,512
  Current maturities of other long-term obligations.........       842         1,366
                                                              --------    ----------
       Total current liabilities............................    21,377        54,007
Note payable................................................   132,000       633,488
Senior subordinated notes payable, net of unamortized
  discount..................................................   210,509       210,969
Other long-term obligations, less current maturities........     2,516         1,796
Deferred tax liability......................................    45,640        74,875
                                                              --------    ----------
     Total liabilities......................................   412,042       975,135
                                                              --------    ----------
Exchangeable preferred stock................................    85,362        96,158
Commitments and contingencies (note 18)
Shareholder's equity:
  Common stock, $.001 par value; authorized 136,300 shares,
     issued and outstanding 45,000 shares in 1999 and 2000,
     respectively...........................................        --            --
  Additional paid-in capital................................   285,156       507,889
  Deferred compensation.....................................   (26,924)      (14,751)
  Accumulated deficit.......................................   (39,023)      (78,247)
  Accumulated other comprehensive loss......................        --          (620)
                                                              --------    ----------
       Total shareholder's equity...........................   219,209       414,271
                                                              --------    ----------
                                                              $716,613    $1,485,564
                                                              ========    ==========

                See accompanying notes to financial statements.

                          CITADEL BROADCASTING COMPANY

                            Statements of Operations

                  Years ended December 31, 1998, 1999 and 2000
               (In thousands, except share and per share amounts)

                                                             1998        1999         2000
                                                           --------    --------    ----------
Gross broadcasting revenue...............................  $147,191    $196,204    $  314,439
  Less agency commissions................................    13,879      17,709        29,615
                                                           --------    --------    ----------
     Net broadcasting revenue............................   133,312     178,495       284,824
                                                           --------    --------    ----------
Operating expenses:
  Station operating expenses.............................    91,845     115,312       177,359
  Depreciation and amortization..........................    25,970      35,749        76,502
  Corporate general and administrative...................     4,295       7,010         9,092
  Non-cash deferred stock compensation...................        74       1,727        12,246
                                                           --------    --------    ----------
     Operating expenses..................................   122,184     159,798       275,199
                                                           --------    --------    ----------
     Operating income....................................    11,128      18,697         9,625
                                                           --------    --------    ----------
Non-operating expenses (income):
  Interest expense.......................................    18,126      25,385        53,135
  Interest income........................................      (822)     (1,877)       (3,914)
  Loss (gain) on sale of assets..........................    (1,045)      1,208          (818)
  Other, net.............................................       216         281           134
                                                           --------    --------    ----------
     Non-operating expenses, net.........................    16,475      24,997        48,537
                                                           --------    --------    ----------
     Loss from continuing operations before income
       taxes.............................................    (5,347)     (6,300)      (38,912)
Income tax (benefit).....................................    (1,395)     (1,647)       (4,022)
                                                           --------    --------    ----------
     Loss from continuing operations.....................    (3,952)     (4,653)      (34,890)
Income (loss) from discontinued operations, net of tax...        21      (4,275)       (1,904)
Loss on disposal of discontinued operations, net of
  tax....................................................        --          --        (2,430)
                                                           --------    --------    ----------
     Net loss............................................    (3,931)     (8,928)      (39,224)
Dividend requirement for exchangeable preferred stock....    14,586      14,103        12,050
                                                           --------    --------    ----------
     Net loss applicable to common shares................  $(18,517)   $(23,031)   $  (51,274)
                                                           ========    ========    ==========
Basic and diluted loss from continuing operations after
  dividend requirement per common share..................  $(463.45)   $(440.40)   $(1,043.11)
Basic and diluted net loss per common share..............  $(462.93)   $(540.77)   $(1,139.42)
Weighted average common shares outstanding...............    40,000      42,589        45,000
                                                           ========    ========    ==========

                See accompanying notes to financial statements.

                          CITADEL BROADCASTING COMPANY

                       Statements of Shareholder's Equity
                  Years ended December 31, 1998, 1999 and 2000
                      (In thousands, except share amounts)

                                                                                                    ACCUMULATED
                                        COMMON STOCK     ADDITIONAL                                    OTHER           TOTAL
                                       ---------------    PAID-IN       DEFERRED     ACCUMULATED   COMPENSATION    SHAREHOLDER'S
                                       SHARES   AMOUNT    CAPITAL     COMPENSATION     DEFICIT         LOSS           EQUITY
                                       ------   ------   ----------   ------------   -----------   -------------   -------------
Balances at December 31, 1997........  40,000    $--      $ 42,297      $     --      $(26,164)        $  --         $ 16,133
Comprehensive loss:
  Net loss...........................      --     --            --            --        (3,931)           --           (3,931)
  Unrealized loss on hedging
    contract, net of tax.............      --     --            --            --            --          (236)            (236)
                                                                                                                     --------
    Total comprehensive loss.........      --     --            --            --            --            --           (4,167)
                                                                                                                     --------
Proceeds of initial public offering
  of parent..........................      --     --       116,514            --            --            --          116,514
Cash payments of initial public
  offering costs.....................      --     --        (9,877)           --            --            --           (9,877)
Capital contribution from parent,
  net................................      --     --            52            --            --            --               52
Deferred stock compensation..........      --     --         1,118        (1,044)           --            --               74
Accretion of exchangeable preferred
  stock costs........................      --     --          (180)           --            --            --             (180)
Exchangeable preferred stock dividend
  requirement........................      --     --       (14,586)           --            --            --          (14,586)
                                       ------    ---      --------      --------      --------         -----         --------
Balances at December 31, 1998........  40,000     --       135,338        (1,044)      (30,095)         (236)         103,963
Comprehensive loss:
  Net loss...........................      --     --            --            --        (8,928)           --           (8,928)
  Unrealized gain on hedging
    contract, net of tax.............      --     --            --            --            --           236              236
                                                                                                                     --------
    Total comprehensive loss.........      --     --            --            --            --            --           (8,692)
                                                                                                                     --------
Proceeds from stock issued to
  parent.............................   5,000     --        51,712            --            --            --           51,712
Capital contribution from parent, net
  of costs of $1,366.................      --     --        90,319            --            --            --           90,319
Tax benefit of option exercises from
  parent.............................      --     --           479            --            --            --              479
Deferred stock compensation..........      --     --        27,607       (25,880)           --            --            1,727
Accretion of exchangeable preferred
  stock costs........................      --     --          (206)           --            --            --             (206)
Exchangeable preferred stock dividend
  requirement........................      --     --       (14,103)           --            --            --          (14,103)
Premium paid on partial retirement of
  preferred stock....................      --     --        (5,990)           --            --            --           (5,990)
                                       ------    ---      --------      --------      --------         -----         --------
Balances at December 31, 1999........  45,000    $--      $285,156      $(26,924)     $(39,023)        $  --         $219,209
Comprehensive loss:
  Net loss...........................      --     --            --            --       (39,224)           --          (39,224)
  Unrealized loss on hedging
    contracts, net of tax............      --     --            --            --            --          (620)            (620)
                                                                                                                     --------
    Total comprehensive loss.........      --     --            --            --            --            --          (39,844)
                                                                                                                     --------
Capital contribution from parent, net
  of costs of $1,269.................      --     --       235,441            --            --            --          235,441
Reversal of tax benefit of option
  exercises from parent..............      --     --          (234)           --            --            --             (234)
Deferred stock compensation..........      --     --            73        12,173            --            --           12,246
Accretion of exchangeable preferred
  stock costs........................      --     --          (234)           --            --            --             (234)
Exchangeable preferred stock dividend
  requirement........................      --     --       (12,050)           --            --            --          (12,050)
Equity costs related to offering of
  parent's stock as part of employee
  retirement plan....................      --     --           (73)           --            --            --              (73)
Premium paid on partial retirement of
  preferred stock....................      --     --          (190)           --            --            --             (190)
                                       ------    ---      --------      --------      --------         -----         --------
Balances at December 31, 2000........  45,000    $--      $507,889      $(14,751)     $(78,247)        $(620)        $414,271
                                       ======    ===      ========      ========      ========         =====         ========

                See accompanying notes to financial statements.

                          CITADEL BROADCASTING COMPANY

                            Statements of Cash Flows

                  Years ended December 31, 1998, 1999 and 2000
                                 (In thousands)

                                                                1998         1999         2000
                                                              ---------    ---------    ---------
Cash flows from operating activities:
  Net loss..................................................  $  (3,931)   $  (8,928)   $ (39,224)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
       Amortization of deferred revenue.....................         --         (100)        (300)
       Depreciation and amortization........................     26,414       35,749       76,502
       Deferred income taxes................................     (1,806)      (2,593)      (4,528)
       Deferred stock compensation expense..................         74        1,727       12,246
       Amortization of debt issuance costs and debt
         discounts..........................................        717        1,849        1,368
       Bad debt expense.....................................      1,201        5,787        7,507
       Loss/(gain) on sale of assets........................     (1,045)       1,208         (818)
       Changes in assets and liabilities, net of
         acquisitions:
         Increase in accounts receivable and notes
           receivable from related parties..................     (9,586)     (18,483)     (28,175)
         Increase in prepaid expenses.......................       (424)        (528)      (1,127)
         Increase (decrease) in accounts payable............        359       (4,238)       1,752
         Increase in accrued liabilities....................      1,565        1,508       15,022
         Decrease in net assets of discontinued
           operations.......................................        413        2,388        2,781
                                                              ---------    ---------    ---------
         Net cash provided by operating activities..........     13,951       15,346       43,006
                                                              ---------    ---------    ---------
Cash flows from investing activities:
  Capital expenditures......................................     (4,511)     (16,609)      (5,453)
  Capitalized acquisition costs.............................     (1,242)      (5,579)      (4,458)
  Cash paid to acquire stations.............................    (39,128)    (293,334)    (825,176)
  Other assets, net.........................................       (390)         (32)        (733)
  Deposits for pending acquisitions.........................         --       (1,600)      (1,121)
  Proceeds from sales of assets.............................      2,440       25,965       15,834
  Cash (held in) disbursed from escrow for acquisitions and
    prepayments.............................................         --      (26,192)      26,192
  Capital expenditures for discontinued operations..........     (3,581)      (1,046)        (327)
                                                              ---------    ---------    ---------
    Net cash used in investing activities...................    (46,412)    (318,427)    (795,242)
                                                              ---------    ---------    ---------
Cash flows from financing activities:
  Principal payments on notes payable.......................   (125,084)          --      (55,000)
  Proceeds from notes payable...............................     35,000      132,000      573,000
  Proceeds from senior subordinated notes payable...........    111,550           --           --
  Proceeds from stock issued to parent......................         --       51,712           --
  Cash payments of public offering costs and costs related
    to offering of parent's stock as part of employee
    retirement plan.........................................     (9,877)      (1,366)        (911)
  Payment of debt issuance costs............................       (689)      (3,779)      (3,733)
  Principal payments on other long-term obligations.........       (442)        (133)      (6,040)
  Proceeds from other obligations...........................        407           --           --
  Payment of dividends on exchangeable preferred stock......         --         (515)          --
  Redemption and repurchase of exchangeable preferred stock
    including premiums......................................         --      (51,197)      (1,678)
  Capital contributions from parent company.................    116,566       91,685      236,709
                                                              ---------    ---------    ---------
    Net cash provided by financing activities...............    127,431      218,407      742,347
                                                              ---------    ---------    ---------
    Net increase (decrease) in cash and cash equivalents....     94,970      (84,674)      (9,889)
Cash and cash equivalents, beginning of year................      7,685      102,655       17,981
                                                              ---------    ---------    ---------
Cash and cash equivalents, end of year......................  $ 102,655    $  17,981    $   8,092
                                                              =========    =========    =========

                See accompanying notes to financial statements.

                          CITADEL BROADCASTING COMPANY

                         NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Citadel Broadcasting Company was formed August 21, 1991 as a Nevada corporation. Citadel Communications Corporation ("Citadel Communications" or the "Parent") owns all of the issued and outstanding common stock of Citadel Broadcasting Company. Citadel License, Inc. was a wholly-owned subsidiary of Citadel Broadcasting. On December 28, 1999, Citadel License, Inc. was merged into Citadel Broadcasting Company. Citadel Broadcasting Company (the "Company") owns and operates radio stations and holds Federal Communications Commission ("FCC") licenses in Alabama, Arkansas, California, Colorado, Connecticut, Idaho, Illinois, Indiana, Louisiana, Maine, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Utah and Washington, and has entered into a local marketing agreements for the stations it owns in Tyler, Texas and Monroe, Louisiana.

     In addition, the Company owns and operates an internet service provider, offering its subscribers a variety of services, including electronic mail and access to the internet. In December 1999, the Company decided to discontinue its internet operations. In December 2000, the Company entered into an agreement to sell its subscriber list to a large internet service provider and expects to shut down its internet operations by April 30, 2001.

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

Restricted Cash

     On November 9, 1999, the Company sold 18 FM and 7 AM radio stations to Marathon Media, L.P. for approximately $26.0 million. The cash received from this sale plus accrued interest is classified as restricted cash on the Company's balance sheet as of December 31, 1999. These funds were utilized as part of the purchase price of the Broadcasting Partners Holdings, L.P. acquisition (see acquisitions and dispositions, note 2 for further details).

Derivative Financial Instruments

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. During 1998, 1999 and 2000, the Company utilized interest rate swap agreements to hedge the effects of fluctuations in interest rates. Amounts receivable or payable due to settlement of the interest rate swap agreements are recognized as interest expense or income on a monthly basis. A mark-to-market adjustment is recorded as a component of shareholders' equity to reflect the fair value of the interest rate swap agreements.

Property and Equipment

     Assets acquired in business combinations are accounted for using the purchase method of accounting and are recorded at their estimated fair value upon acquisition as determined by management or by independent appraisal. Property and equipment additions are recorded at net book value. Depreciation of property and

                          CITADEL BROADCASTING COMPANY
equipment is determined using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are capitalized and depreciated straight-line over the shorter of the lease terms or the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred.

Intangible Assets

     Intangible assets with determinable lives have been allocated among various categories of customer-based or market-based intangibles at their estimated fair value upon acquisition as determined by management or by independent appraisal. Goodwill represents the excess of cost over the fair value of tangible assets and intangible assets with determinable lives.

     Amortization is provided on the straight-line method over the estimated useful lives of the related assets. Other intangible assets are comprised of acquisition costs, agreements not to compete, broadcast licenses, trade name and call letters, premium lease space and subcarrier antenna income. Pending acquisition costs are deferred and capitalized as part of completed acquisitions or expensed in the period in which the pending acquisition is terminated. The Company's policy is to write off intangible assets once they have become fully amortized.

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

Earnings Per Share

     Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years ended December 31, 1998, 1999 and 2000, the Company had no securities or contracts to issue common stock.

Revenue Recognition

     Broadcasting operations derive revenue primarily from the sale of program time and commercial announcements to local, regional and national advertisers. Revenue is recognized when the programs and commercial announcements are broadcast.

Barter Transactions

     Barter contracts are agreements entered into under which the Company provides commercial air time in exchange for goods and services used principally for promotional, sales and other business activities. An asset and liability are recorded at the fair market value of the advertising surrendered based on the Company's

                          CITADEL BROADCASTING COMPANY
historical practice of receiving cash for such advertising. Revenue is recorded and the liability is relieved when commercials are broadcast and expense is recorded and the asset is relieved when goods or services are used.

Comprehensive Loss

     As of January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting of comprehensive loss and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or shareholders' equity. SFAS No. 130 requires the reporting of a mark-to-market adjustment pertaining to hedging contracts which are recorded in shareholders' equity as a component of comprehensive loss.

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

Business and Credit Concentrations

     In the opinion of management, credit risk with respect to receivables is limited due to the large number of customers and the geographic diversification of the Company's customer base. The Company performs credit evaluations of its customers and believes that adequate allowances for any uncollectable receivables are maintained. At December 31, 1999 and 2000, no receivable from any customer exceeded five percent of gross accounts receivable nor did any customer's account exceed more than ten percent of net broadcasting revenue for any of the periods presented.

Impairment Recognition

     Management evaluates the carrying value of all long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Management believes that no material impairment in the value of long-lived assets existed at December 31, 2000.

                          CITADEL BROADCASTING COMPANY

Recent Accounting Pronouncements

     In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company has previously adopted SFAS No. 133 and as such will comply with any changes under SFAS No. 138. In accordance with SFAS No. 133 and 138, the Company has recorded a net liability of approximately $0.6 million net of tax, as of December 31, 2000 to recognize its derivatives at fair value.

Reclassifications

     Certain 1998 and 1999 balances have been reclassified to conform to the 2000 presentation.

                          CITADEL BROADCASTING COMPANY

(2)  ACQUISITIONS AND DISPOSITIONS

                       2000 ACQUISITIONS AND DISPOSITIONS

2000 Acquisitions

     During 2000, the Company acquired the assets of 57 FM and 29 AM radio stations from various parties as follows:

                                                                                                 PURCHASE
   ACQUISITION DATE            SELLER             STATIONS            MARKET SERVED               PRICE
----------------------  ---------------------  --------------  ----------------------------   --------------
                                                                                              (IN THOUSANDS)
RADIO STATIONS:
February 10, 2000.....  Montachusett           1 FM            Worcester, MA                     $ 21,000
                        Broadcasting, Inc.
March 31, 2000........  KSMB/KDYS Radio        2 FM and 2 AM   Lafayette, LA                        8,500
                        Broadcasting Company
                        and KVOL Radio
                        Broadcasting Company
April 6, 2000.........  LifeTalk Broadcasting  1 AM            Albuquerque, NM                      5,400
                        Association
April 7, 2000.........  Montachusett           1 FM            Worcester, MA                        3,500
                        Broadcasting, Inc
April 15, 2000........  Broadcasting Partners  3 FM and 1 AM   Buffalo/Niagara Falls, NY          189,000
                        Holdings, L.P. and     3 FM and 1 AM   Syracuse, NY
                        subsidiaries           1 FM and 1 AM   Ithaca, NY
                                               2 FM and 1 AM   Atlantic City/Cape May, NJ
                                               1 FM and 4 AM   Tyler/Longview, TX
                                               4 FM            Monroe, LA
                                               2 FM and 1 AM   New London, CT
                                               1 FM and 1 AM   New Bedford/Fall River, MA
                                               2 FM and 2 AM   Augusta/Waterville, ME
                                               3 FM            Presque Isle, ME
                                               1 FM            Dennysville/Calais, ME
April 18, 2000........  Venture Broadcasting,  1 AM            Salt Lake City, UT                     600
                        Inc
May 22, 2000..........  CAT Communications     1 FM and 1 AM   Worcester, MA                          900
                        Corporation
June 19, 2000.........  WBA, Inc               1 FM            Worcester, MA                       12,800
June 28, 2000.........  Bloomington            3 FM and 1 AM   Grand Rapids, MI                   175,900
                        Broadcasting           3 FM and 1 AM   Columbia, SC
                        Holdings, Inc.         3 FM and 1 AM   Chattanooga, TN
                                                               Johnson City/Kingsport/
                                               2 FM and 3 AM   Bristol, TN
                                               2 FM and 1 AM   Bloomington, IL
July 31, 2000.........  Liggett Broadcast,     4 FM and 2 AM   Lansing/East Lansing, MI           120,900
                        Inc. and related       2 FM            Saginaw/Bay City/Midland, MI
                        entities               1 FM            Flint, MI
October 2, 2000.......  Dick Broadcasting      3 FM and 1 AM   Knoxville, TN                      288,600
                        Company, Inc. of       2 FM            Nashville, TN
                        Tennessee and related  3 FM and 2 AM   Birmingham, AL
                        entities

     The acquisitions were accounted for by the purchase method of accounting and, accordingly, each purchase price was allocated to current assets as well as noncurrent tangible and intangible assets based on their fair values as determined by management. The acquisitions were funded with borrowings under the credit facility, proceeds

                          CITADEL BROADCASTING COMPANY
from capital contributions received from Citadel Communications, from the disposition of stations in 1999 and operating funds. The aggregate purchase price, including acquisition costs of approximately $5.2 million, was allocated as follows (numbers shown in thousands):

Property and equipment....................................  $ 46,276
Intangible assets.........................................   779,049
Other assets..............................................     6,966
                                                            --------
                                                            $832,291
                                                            ========

2000 Dispositions

     On April 6, 2000, one Albuquerque, New Mexico AM station owned by the Company was exchanged for one AM station owned by LifeTalk Broadcasting Association in connection with the April 6, 2000 acquisition disclosed above.

     On July 31, 2000, the Company sold one AM station and two FM stations serving the Saginaw/Bay City/Midland, Michigan market for approximately $16.1 million.

                       1999 ACQUISITIONS AND DISPOSITIONS

1999 Acquisitions

     During 1999, the Company acquired the assets of 42 FM and 15 AM radio stations and one internet service provider from various parties as follows:

                                                                                                 PURCHASE
   ACQUISITION DATE               SELLER              STATIONS           MARKET SERVED            PRICE
----------------------  --------------------------  -------------  -------------------------  --------------
                                                                                              (IN THOUSANDS)
RADIO STATIONS:
January 4, 1999.......  Fairview Communications,    1 FM           Wilkes-Barre/Scranton, PA     $ 1,276
                        Inc.
February 9, 1999......  62nd Street Broadcasting    5 FM and 1 AM  Saginaw, MI                    35,000
                        of Saginaw, L.L.C.
February 17, 1999.....  Zeve Broadcasting Company   1 FM and 1 AM  Harrisburg/Carlisle, PA         4,500
March 17, 1999........  Citywide Communications,    3 FM and 2 AM  Baton Rouge, LA                31,500
                        Inc                         3 FM and 1 AM  Lafayette, LA
April 30, 1999........  Capstar Broadcasting        1 FM and 2 AM  Colorado Springs, CO           10,000
                        Company                     1 FM and 1 AM  Spokane, WA
May 3, 1999...........  AGM-Nevada, LLC             1 FM           Spokane, WA                     4,150
May 3, 1999...........  Monroe and Delaware         1 FM           Wilkes-Barre/Scranton, PA         995
                        Holdings, Inc.
June 30, 1999.........  Wicks Broadcast Group       3 FM and 2 AM  Binghamton, NY                 77,000
                        Limited Partnership and     5 FM and 3 AM  Charleston, SC
                        Affiliates                  1 FM           Kokomo, IN
                                                    1 FM and 1 AM  Muncie, IN
August 31, 1999.......  Fuller-Jeffery              6 FM           Portland, ME                   63,500
                        Broadcasting Companies,     4 FM           Portsmouth, NH
                        Inc.
November 1, 1999......  KTBT Radio Broadcasting Co  1 FM           Baton Rouge, LA                 9,500
December 23, 1999.....  Caribou Communications      4 FM and 1 AM  Oklahoma City, OK              60,000
                        Company

INTERNET SERVICE PROVIDERS:
March 1, 1999.........  Brainiac Services, Inc      N/A            Rhode Island                      288

                          CITADEL BROADCASTING COMPANY

     The acquisitions were accounted for by the purchase method of accounting and, accordingly, each purchase price was allocated to current assets as well as noncurrent tangible and intangible assets based on their fair values as determined by management. The acquisitions were funded with borrowings under the credit facility, proceeds from the Company's 9 1/4% Senior Subordinated Notes and from capital contributions received from Citadel Communications. The aggregate purchase price, including acquisition costs of approximately $7.0 million, was allocated as follows (numbers shown in thousands):

Property and equipment.....................................  $ 25,852
Intangible assets..........................................   275,275
Other assets...............................................     3,550
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

Pro Forma

     The following summary, prepared on a pro forma basis, presents the results of operations as if all the above radio station acquisitions and dispositions completed in 1999 and 2000 had been completed as of January 1, 1999.

                                                             UNAUDITED
                                                    ----------------------------
                                                     YEAR ENDED      YEAR ENDED
                                                    DECEMBER 31,    DECEMBER 31,
                                                        1999            2000
                                                    ------------    ------------
                                                           (IN THOUSANDS)
Net broadcasting revenue..........................    $322,588        $347,994
Operating income..................................       1,745           2,359
Net loss..........................................     (79,244)        (77,346)

     The pro forma results are not necessarily indicative of what actually would have occurred if the radio stations had been owned for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Pending Acquisitions and Dispositions

     On April 15, 2000, the Company was assigned the rights under a purchase agreement to acquire one AM radio station in Buffalo/Niagara Falls. This assignment was in connection with the stations acquired from Broadcasting Partners Holdings. L.P. and subsidiaries previously discussed under the heading "2000 Acquisitions". The aggregate consideration paid or to be paid for this AM radio station is expected to be approximately $0.8 million. On April 15, 2000, the Company also began providing programming and selling commercial advertising for this station pursuant to a time brokerage agreement assigned to the Company.

     On June 1, 2000, the Company entered into a local marketing agreement with Gleiser Communications, LLC with respect to five radio stations owned by the Company in Tyler, Texas. Under the agreement, Gleiser Communications operates the stations and receives all revenue and pays all expenses associated with the stations.

                          CITADEL BROADCASTING COMPANY

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

     On December 14, 2000, the Company entered into an asset purchase agreement with Monroe Radio Partners, Inc. to sell four FM radio stations serving Monroe, Louisiana for the sale price of approximately $4.3 million in cash. Commencing on December 18, 2000, Monroe Radio Partners began providing programming and selling commercial advertising for these stations pursuant to a local marketing agreement dated December 14, 2000. The Company receives a fee of $18,000 per month under the local marketing agreement. As of December 31, 2000, the net assets of the radio stations serving Monroe, Louisiana are presented in the accompanying consolidated balance sheet as "Assets held for sale".

     On December 21, 2000, the Company entered into an asset purchase agreement with Slone Broadcasting Inc. to acquire two FM radio stations and one AM radio station serving Tucson, Arizona for the purchase price of approximately $45.0 million in cash. The Company has delivered an irrevocable letter of credit in favor of Slone Broadcasting in the amount of $2.25 million to secure its obligations under the asset purchase agreement. Pursuant to the terms of the asset purchase agreement, this acquisition will close the earlier of December 31, 2001 or the date on which the Company has consummated a radio station disposition which, when aggregated with net proceeds received from other radio station dispositions consummated in 2001, results in receipt of not less than $67.0 million in net proceeds. Commencing on February 1, 2001, the Company began providing programming and selling commercial advertising for these stations pursuant to a local marketing agreement entered into on December 21, 2000.

     On December 21, 2000, the Company entered into purchase agreements, as amended on January 15, 2001, with each of the five members of Slone Radio, LLC to acquire all of the equity interests of Slone Radio LLC, which owns one FM radio station and one AM radio station, both serving Tucson, Arizona, for the aggregate purchase price of approximately $16.0 million in cash and 181,820 shares of Citadel Communications' common stock valued at approximately $2.0 million, based on the closing price of its common stock on December 21, 2000. If the proposed merger with FLCC Holdings, Inc., described below at note 19, occurs prior to the completion of this acquisition, the cash purchase price for this acquisition will increase by $4.7 million, which replaces 181,820 shares of Citadel Communications' common stock. Pursuant to the terms of the purchase agreements, this acquisition will close the earlier of December 31, 2001 or the date on which the Company has consummated a radio station disposition which, when aggregated with net proceeds received from other radio station dispositions consummated in 2001, results in receipt of not less than $67.0 million in net proceeds. Commencing on February 1, 2001, the Company began providing programming and selling commercial advertising for these stations pursuant to a local marketing agreement entered into on December 21, 2000.

     The pending transactions are all subject to various conditions to closing, including Federal Communications Commission approval.

(3)  DISCONTINUED OPERATIONS

     In December of 1999, the Company's management decided to discontinue the operations of its internet service provider, eFortress. As a result of this decision, the Company adopted a plan for the disposition by sale of eFortress. During 2000, the Company had a number of offers that were either unacceptable to the Company or the purchaser was unable to raise the required funds to complete the transaction. On December 19, 2000, the Company entered into an agreement with a large internet service provider. The Company agreed to sell its subscriber list based on a per subscriber amount assuming the subscribers remained with the acquiror for two months of service. In late February 2001, the Company provided the acquiror with its subscriber database and

                          CITADEL BROADCASTING COMPANY
received approximately $0.9 million, one-half of the purchase price based on the number of subscribers at that time. The purchase price will be finalized in May 2001 and the Company will receive any additional amounts owed based on the number of subscribers that continue internet service for two months. The Company plans to shut down all internet services by April 30, 2001 and will transfer (to its radio stations), sell or otherwise dispose of the related fixed assets.

     eFortress has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated for all periods presented in the accompanying consolidated financial statements. Revenue, related losses and income taxes associated with the discontinued operations are as follows:

                                                          1998      1999       2000
                                                         ------    -------    -------
                                                                (IN THOUSANDS)
Revenue................................................  $2,114    $ 4,488    $ 2,801
                                                         ------    -------    -------
Income (loss) from discontinued operations before
  taxes................................................      30     (4,437)    (1,904)
Loss on disposal of discontinued operations............      --         --     (2,430)
Income tax expense (benefit)...........................       9       (162)        --
                                                         ------    -------    -------
Income (loss) and loss on disposal from discontinued
  operations, net of taxes.............................  $   21    $(4,275)   $(4,334)
                                                         ======    =======    =======

     The net assets of the discontinued operations at December 31, 1999 and 2000 have been reclassified in the accompanying consolidated balance sheet as follows:

                                          1999                                                   2000
                                     --------------                                         --------------
                                     (IN THOUSANDS)                                         (IN THOUSANDS)
Accounts receivable, net...........     $    42        Accounts receivable, net...........     $    30
Other current assets...............           3        Other current assets...............        (117)
Property and equipment, net........       1,522        Property and equipment, net........       1,522
Intangibles, net...................       2,085        Intangibles, net...................       2,085
Current liabilities................      (1,377)       Current liabilities................      (3,699)
                                        -------                                                -------
Net assets of discontinued              $ 2,275        Accrued liabilities................     $  (179)
  operations.......................
                                        =======                                                =======

(4)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1999 and 2000 consists of the following:

                                                                             ESTIMATED
                                                      1999        2000      USEFUL LIFE
                                                    --------    --------    -----------
                                                       (IN THOUSANDS)
Land..............................................  $  5,257    $ 15,586            --
Buildings and improvements........................    16,894      28,441    5-30 years
Transmitters, towers and equipment................    45,805      64,497    5-15 years
Office furniture and equipment....................     8,247      15,172     3-5 years
Airplane..........................................     9,131       8,372       5 years
Construction in progress..........................     1,316       1,544            --
                                                    --------    --------
                                                      86,650     133,612
Less accumulated depreciation and amortization....   (18,615)    (28,778)
                                                    --------    --------
                                                    $ 68,035    $104,834
                                                    ========    ========

                          CITADEL BROADCASTING COMPANY

(5)  INTANGIBLE ASSETS

     Intangible assets at December 31, 1999 and 2000 consist of the following:

                                                                             ESTIMATED
                                                    1999         2000       USEFUL LIFE
                                                  --------    ----------    -----------
                                                      (IN THOUSANDS)
Goodwill and broadcast licenses.................  $594,801    $1,374,888      15 years
Noncompetition agreements.......................     5,929         6,965     3-7 years
Premium lease space.............................        50            50    1-13 years
Subcarrier antenna income.......................       104           104     1-4 years
Trade name and call letters.....................        --        18,258      15 years
                                                  --------    ----------
                                                   600,884     1,400,265
Less accumulated amortization...................   (62,220)     (126,745)
                                                  --------    ----------
                                                  $538,664    $1,273,520
                                                  ========    ==========

(6)  ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1999 and 2000 consist of the following:

                                                               1999       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
Interest....................................................  $ 6,815    $17,734
Compensation and commissions................................    2,170      5,467
Music license fees..........................................      262      1,072
Employee benefits...........................................      333      1,198
National agency fees........................................      373        646
Other.......................................................    3,391      6,267
                                                              -------    -------
                                                              $13,344    $32,384
                                                              =======    =======

(7)  NOTE PAYABLE

     On December 17, 1999, the Company repaid all amounts borrowed under its previous financing agreement and entered into a new credit facility, which provided for the making of term loans at any time during the period from December 17, 1999 to December 15, 2000, in an aggregate principal amount not in excess of $250.0 million and revolving loans at any time and from time to time prior to March 31, 2007 (subject to extension to December 31, 2007), in an aggregate principal amount at any one time outstanding not in excess of $150.0 million. Of the $150.0 million, which was available in the form of revolving loans under the revolving credit facility, until March 31, 2000, up to $75.0 million of the revolving credit facility was available in the form of letters of credit and after March 31, 2000, up to $50 million was available in the form of letters of credit.

     On February 10, 2000, the Company's credit facility was amended and restated, increasing the total commitment from $400.0 million to $500.0 million. The $100.0 million increase was allocated $75.0 million to the revolving loans and $25.0 million to the term loans.

     On October 2, 2000, the Company completed a Second Amended and Restated Credit Agreement, which replaced the original credit facility. This credit facility provides for (a) term loans (the "Tranche A Term Loans") at any time prior to December 15, 2000 in an aggregate principal amount not in excess of $325.0 million, (b) a term loan (the "Tranche B Term Loan" and together with the Tranche A Term Loans, the "Term Loan Facility") in the principal amount of $200.0 million, and (c) revolving loans at any time and from time to time prior to March 31, 2006, in an aggregate principal amount at any one time outstanding not in excess of $225.0 million

                          CITADEL BROADCASTING COMPANY

(the "Revolving Credit Facility"). Of the $225.0 million which is available in the form of revolving loans under the Revolving Credit Facility, up to $50.0 million of the Revolving Credit Facility may be made available in the form of letters of credit. In addition, the Company may request up to $150.0 million in additional loans, which loans may be made at the sole discretion of the lenders. The lenders are under no obligation whatsoever to make such additional loans.

     The credit facility bears interest at a rate equal to the applicable margin plus either (a) the greater of (i) the per annum rate of interest publicly announced from time to time by Credit Suisse First Boston in New York, New York, as its prime rate of interest (the "Prime Rate") or (ii) the federal funds effective rate as in effect plus 1/2 of 1% (with the greater of (i) or (ii) being referred to as the "Alternative Base Rate"), or (b) a rate determined by Credit Suisse First Boston to be the Adjusted LIBO Rate for the respective interest period. The LIBO Rate is determined by reference to the British Bankers' Association Interest Settlement Rates for deposits in dollars. The applicable margin for the Tranche B Term Loan is 2.0% and 3.0% respectively, for Alternative Base Rate and Adjusted LIBO Rate. The applicable margins for the Tranche A Term Loans and revolving loans are expected to range between 0.00% and 1.75% for the Alternative Base Rate and 0.75% and 2.75% for the Adjusted LIBO Rate, depending on the Company's consolidated leverage ratio. As of December 31, 2000, the Company has selected the Adjusted LIBO Rate on all outstanding loans and the margin for Tranche A and revolving loans is 2.75%. Below is a table that sets forth the current rates and terms of the amounts borrowed under the credit facility as of December 31, 2000.

                                            AMOUNT OF       INTEREST         NEXT INTEREST
           TYPE OF BORROWING                BORROWING         RATE            RATE CHANGE
           -----------------              --------------    --------        ----------------
                                          (IN THOUSANDS)
Tranche A...............................     $120,000        9.3750%            June 5, 2001
Tranche A...............................     $ 74,000        9.6875%        January 31, 2001
Tranche A...............................     $ 55,000        9.6250%         January 2, 2001
Tranche A...............................     $ 76,000        9.3750%          March 15, 2001
Tranche B...............................     $200,000        9.8750%         January 2, 2001
Revolving...............................     $125,000        9.5625%        January 15, 2001

     The required aggregate principal payments for Tranches A and B as of December 31, 2000 are as follows:

                                                        TRANCHE A    TRANCHE B
                                                        ---------    ---------
                                                            (IN THOUSANDS)
2001..................................................  $ 16,512     $     --
2002..................................................        --           --
2003..................................................    46,273        2,000
2004..................................................    61,698        2,000
2005..................................................    61,698        2,000
Thereafter............................................   138,819      194,000
                                                        --------     --------
                                                        $325,000     $200,000
                                                        ========     ========

     The maturity date for the Tranche A Term Loans is December 31, 2006 (subject to extension to December 17, 2007). The maturity date of the Tranche B Term Loan is March 31, 2007 (subject to extension to June 30, 2008).

     In addition, mandatory prepayments must be made under the Term Loan Facility upon the happening of certain events. One such event relates to the Company's excess cash flow as defined in the credit facility. The prepayment is 50% of the Company's excess cash flow computed on a fiscal year end basis and is only required if the Company's leverage test is greater than 5.0 to 1.0. At December 31, 2000, the excess cash flow computation requires the Company to prepay approximately $16.5 million under the Term Loan Facility. However, for as long as the Tranche B Term Loan is outstanding, lenders with any portion of such outstanding loan may decline to

                          CITADEL BROADCASTING COMPANY
accept any mandatory prepayment of such loan and cause all or a portion of the prepayment to instead be allocated to the then-outstanding Tranche A Term Loans. The table above assumes that the lenders will require the prepayment to be applied 100% to the Tranche A Term Loan. The prepayment is due 90 days after the fiscal year end. The Company plans to borrow approximately $16.0 million under the Revolving Credit Facility and use internally generated funds to prepay the Tranche A Term Loan. This required prepayment of the Tranche A Term Loan will reduce the Company's total borrowing capacity under the credit facility by approximately $16.5 million as prepayments under the Term Loan Facility are no longer available for future borrowings.

     Additional draws may be made under the Revolving Credit Facility, subject to the satisfaction of certain conditions, for general corporate purposes, including for working capital, capital expenditures, and to finance permitted acquisitions. The Revolving Credit Facility must be paid in full on or before December 31, 2006 (subject to extension to December 31, 2007). In addition, the mandatory prepayments must be made under the Revolving Credit Facility upon the happening of certain events. As of December 31, 2000, $96.8 million is available under the Revolving Credit Facility, such amount is net of the outstanding letters of credit of $3.2 million but has not been reduced by the additional $16.0 million needed to comply with the mandatory prepayment discussed above.

     The credit facility provides for up to $50.0 million of letters of credit. The letters of credit are a subfacility of the Revolving Credit Facility and the total amount of letters of credit and revolving loans outstanding at any one time cannot exceed the total amount available under the Revolving Credit Facility. On December 31, 1999 and 2000, letters of credit in the aggregate amount of approximately $20.4 million and $3.2 million, respectively, were issued and outstanding.

     At December 31, 1999 and 2000, the Company's outstanding balance under the credit facility was $132.0 million and $650.0 million, respectively. Interest was payable at 8.125% as of December 31, 1999, and between 9.375% and 9.875% as of December 31, 2000.

     The credit facility is secured by a pledge of property and equipment and the common stock of the Company. Various debt covenants place restrictions on, among other things, indebtedness, acquisitions, dividends, capital expenditures and the sale or transfer of assets. The debt covenant provisions also include certain financial ratio covenants, such as maximum leverage test, minimum interest coverage test and minimum fixed charges coverage test. At December 31, 2000, the Company was in compliance with all debt covenant provisions.

     The credit facility also requires that no less than 50% of the Company's long-term indebtedness be subject to fixed interest rates. The Company has entered into the following one year interest rate swap transactions in order to convert a portion of its variable rate debt into fixed rate debt.

                                                                               VARIABLE RATE
              TRANSACTION DATE                NOTIONAL AMOUNT   FIXED RATE   DECEMBER 31, 2000
              ----------------                ---------------   ----------   -----------------
                                              (IN THOUSANDS)
June 30, 2000...............................     $ 25,000         7.055%          6.4381%
August 31, 2000.............................     $ 40,000         6.855%          6.7488%
November 21, 2000...........................     $135,000         6.530%          6.7506%

     The Company will incur interest expense based on the notional amounts at the fixed rates and will receive interest income at the variable rates. The variable rates are based on the LIBO Rate and are adjusted quarterly.

(8)  SENIOR SUBORDINATED NOTES PAYABLE

     On July 3, 1997, the Company completed the issuance of $101.0 million of its 10 1/4% Senior Subordinated Notes ("1997 Notes") due 2007. Interest is payable semi-annually. The 1997 Notes are shown net of unamortized discount of $2.3 million and $2.1 million at December 31, 1999 and 2000, respectively. The 1997

                          CITADEL BROADCASTING COMPANY

Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after July 1, 2002 at a redemption price as stated in the following percentages:

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

     The indenture governing the 1997 Notes contains certain restrictive covenants, including limitations which restrict the ability of the Company to incur additional debt, incur liens, pay cash dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. At December 31, 2000, the Company was in compliance with all debt covenants.

     On November 19, 1998, the Company completed the issuance of $115.0 million of its 9 1/4% Senior Subordinated Notes ("1998 Notes") due in 2008. Interest is payable semi-annually. The 1998 Notes are shown net of unamortized discount of $3.2 million and $2.9 million at December 31, 1999 and 2000, respectively. The 1998 Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after November 15, 2003 at a redemption price as stated in the following percentages:

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

     The indenture governing the 1998 Notes contains certain restrictive covenants, including limitations which restrict the ability of the Company to incur additional debt, incur liens, pay cash dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. At December 31, 2000, the Company was in compliance with all covenants.

     The aggregate Senior Subordinated Notes payable at December 31, 2000 are as follows:

                                                               1999        2000
                                                             --------    --------
                                                                (IN THOUSANDS)
1997 Notes.................................................  $101,000    $101,000
1998 Notes.................................................   115,000     115,000
                                                             --------    --------
                                                              216,000     216,000
Less unamortized discount..................................    (5,491)     (5,031)
                                                             --------    --------
                                                             $210,509    $210,969
                                                             ========    ========

                          CITADEL BROADCASTING COMPANY

(9)  OTHER LONG-TERM OBLIGATIONS

     Other long-term obligations at December 31, 1999 and 2000 consist of the following:

                                                               1999      2000
                                                              ------    -------
                                                               (IN THOUSANDS)
Various noncompetition and consulting agreements with the
  sellers of radio stations acquired, due at various dates
  through August 2006, face amount of $3,478,000 and
  $2,752,000 at December 31, 1999 and 2000, respectively,
  non-interest bearing with interest imputed at 8.0% to
  9.0%, net of discount of $660,000 and $453,000 in 1999 and
  2000, respectively........................................  $2,818    $ 2,299
Capital leases..............................................      40         13
Other.......................................................     500        850
                                                              ------    -------
                                                               3,358      3,162
Less current maturities.....................................    (842)    (1,366)
                                                              ------    -------
Long-term portion...........................................  $2,516    $ 1,796
                                                              ======    =======

     The required aggregate principal payments as of December 31, 2000, excluding the amortization of debt discount, are as follows:

                                                             (IN THOUSANDS)
2001.......................................................      $1,366
2002.......................................................         485
2003.......................................................         440
2004.......................................................         449
2005.......................................................         227
Thereafter.................................................         195
                                                                 ------
                                                                 $3,162
                                                                 ======

(10)  SHAREHOLDER'S EQUITY

Common Stock

     On July 7, 1998, Citadel Communications consummated an initial public offering (the "IPO") of 6,880,796 shares of its common stock at an initial public offering price of $16.00 per share. Of such shares, 6,250,000 shares were sold by Citadel Communications and 630,796 shares were sold by certain stockholders of Citadel Communications. On July 14, 1998, Citadel Communications sold an additional 1,032,119 shares of its common stock at the initial public offering price pursuant to the exercise of the underwriters' over-allotment option. Total proceeds of the IPO, including proceeds for the shares issued upon the exercise of the over-allotment option, were approximately $126.6 million, of which total proceeds to Citadel Communications were approximately $106.6 million, total proceeds to the selling stockholders were approximately $9.4 million and total underwriting discounts, commissions and costs were approximately $10.6 million.

     On June 25, 1999, Citadel Communications completed a stock offering of 11,500,000 shares of its common stock at $29.95 per share. Of such shares, 5,000,000 shares were sold by Citadel Communications and 6,500,000 shares were sold by certain stockholders of Citadel Communications. Total proceeds of the offering, net of underwriting discounts and commissions, were approximately $322.9 million, of which proceeds to Citadel Communications were approximately $140.4 million and proceeds to the selling stockholders were approximately $182.5 million. Total underwriting discounts and commissions were approximately $13.5 million.

     On the same date as the 1999 stock offering, Citadel Communications purchased 5,000 shares of common stock of the Company for an aggregate purchase price of approximately $51.7 million and contributed

                          CITADEL BROADCASTING COMPANY
approximately $88.7 million of additional paid in capital to the Company. The purchase of stock and additional capital contributions were funded by the net proceeds from Citadel Communications' stock offering. The Company utilized a portion of the proceeds to redeem approximately 35% of its 13 1/4% exchangeable preferred stock (see note 11).

     On February 11, 2000, Citadel Communications sold 4,750,000 shares of its common stock at a price of $51.50 per share. On February 17, 2000, an additional 300,000 shares of common stock were sold by certain stockholders of Citadel Communications at the same price following a partial exercise of the underwriters' overallotment option. Total proceeds of the offering, net of underwriting discounts and commissions, were approximately $249.6 million, of which proceeds to Citadel Communications were approximately $234.8 million and proceeds to the selling stockholders were approximately $14.8 million. The total underwriting discounts and commissions were approximately $10.5 million.

     Net capital contributions to the Company from Citadel Communications are shown in the accompanying statements of shareholder's equity, and represent the net contributions received by the Company from Citadel Communications' issuance of common stock and the exercise of its common stock options in 1998, 1999 and 2000.

Deferred Stock Compensation

     In September 1998, Citadel Communications entered into stock option award agreements with several key employees. The terms of the agreements provide for options to purchase 114,000 shares of common stock at an exercise price of $16.00 per share which vest over a five-year period. The fair market value on the date of grant was $25.813 per share. Accordingly, the Company is amortizing to compensation expense $1.1 million ratably over the five-year vesting period, which represents the difference between the exercise price and fair market value. The Company recognized compensation expense under the agreements of approximately $0.2 million for each of the years ended December 31, 1999 and 2000.

     In July of 1999, the shareholders of Citadel Communications approved Citadel Communications' 1999 Long-Term Incentive Plan, (the "1999 Incentive Plan"), which is intended to be the primary long-term incentive vehicle for senior management. Under the 1999 Incentive Plan, each participant receives an option to acquire a certain number of shares of common stock based on meeting certain stock price performance criteria, and once the criteria has been met, the earned portions of the options vest over five years. The exercise price of options granted is $29.25 per share. During the performance period, the shares subject to the option are earned in one-fifth increments for each increase in average stock price (with the average calculated over 20 consecutive trading days) equal to one-fifth of the difference between the option's doubled exercise price and the option exercise price.

     Options to purchase a total of 1,750,000 shares of common stock at an exercise price of $29.25 were authorized under the 1999 Incentive Plan. As of December 31, 1999 and 2000, 1,400,000 or four-fifths of the options had met the performance criteria. The difference between the exercise price of the options and the fair market value of Citadel Communications' common stock, which ranged between $36.50 and $60.00 per share, at the date the options met the performance criteria, has been recorded as deferred compensation of approximately $27.6 million. The compensation expense is amortized over the five year vesting period. The Company recognized compensation expense of approximately $1.5 million and $11.9 million for the years ended December 31, 1999 and 2000, respectively.

(11)  EXCHANGEABLE PREFERRED STOCK

     On July 3, 1997, the Company completed the sale of 1,000,000 shares of 13 1/4% Exchangeable Preferred Stock ("Exchangeable Preferred Stock") for $100.0 million. The Exchangeable Preferred Stock has a liquidation preference of $100 per share, plus accumulated and unpaid dividends. Dividends on the Exchangeable Preferred

                          CITADEL BROADCASTING COMPANY

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

     On August 2, 1999, the Company redeemed approximately 35% of its issued and outstanding Exchangeable Preferred Stock. Total shares redeemed were approximately 452,000 at a redemption price of $113.25 per share for a total of approximately $51.2 million. In addition, the Company paid approximately $0.5 million of accrued dividends on the redeemed shares.

     On April 6, 2000, the Company repurchased approximately 14,900 shares of its issued and outstanding Exchangeable Preferred Stock at a price of $112.75 per share for a total of approximately $1.7 million.

     The Exchangeable Preferred Stock is presented net of unamortized issuance costs of approximately $4.2 million and $3.9 million at December 31, 1999 and 2000, respectively. The Exchangeable Preferred Stock includes accrued dividends at December 31, 2000 of approximately $6.2 million which were paid in 62,183 additional shares of Exchangeable Preferred Stock on January 1, 2001. During 2000, dividends were paid in 55,621 additional shares on January 1, 2000 and 58,319 additional shares on July 1, 2000. At December 31, 1999 and 2000, 839,556 and 938,609 shares were issued and outstanding, respectively.

     The Certificate of Designation for the Exchangeable Preferred Stock contains certain covenants, which, among other things, restrict the ability of the Company with respect to the incurrence of additional debt, restricted payments, issuances and sales of stock of certain subsidiaries and consolidations, mergers or sales of assets. The Company was in compliance with these covenants at December 31, 2000.

(12)  INCOME TAXES

     The Company is included in the consolidated tax returns of Citadel Communications and calculates its tax liability or benefit as though it filed a separate return. The income tax benefit in 1998, 1999 and 2000 represents the utilization of deferred tax liabilities established at the date of acquisition due to differences in the tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions offset by federal alternative minimum tax and state tax expense. At December 31, 2000, Citadel Communications has net operating loss carry forwards for federal income tax purposes of approximately $81.1 million, which begin to expire in 2011.

     On June 28, 1996 and June 25, 1999, Citadel Communications underwent an ownership change in accordance with Section 382 of the Internal Revenue Code. Due to these changes, the net operating losses of Citadel Communications generated prior to the date of the ownership change are subject to limitation in future years. The approximate amount of the net operating losses, which are limited at December 31, 2000, is $7.5 million, which limitation will expire in the years 2001 through 2003.

                          CITADEL BROADCASTING COMPANY

     The components of the Company's income tax benefit for the year ended December 31, 1998, 1999 and 2000 are as follows:

                                                          1998       1999       2000
                                                         -------    -------    -------
                                                                (IN THOUSANDS)
Current tax expense/(benefit):
  Federal..............................................  $    87    $   143    $  (234)
  State................................................      324        803        740
                                                         -------    -------    -------
                                                             411        946        506
                                                         -------    -------    -------
Deferred tax benefit:
  Federal..............................................   (1,535)    (2,204)    (3,849)
  State................................................     (271)      (389)      (679)
                                                         -------    -------    -------
                                                          (1,806)    (2,593)    (4,528)
                                                         -------    -------    -------
Total income tax benefit...............................  $(1,395)   $(1,647)   $(4,022)
                                                         =======    =======    =======

     A reconciliation of the Company's income tax benefit as compared to the tax benefit calculated by applying the federal statutory rate (34%) to the loss from continuing operations before income taxes for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                         1998       1999        2000
                                                        -------    -------    --------
                                                                (IN THOUSANDS)
Federal statutory rate applied to the loss from
  continuing operations before income taxes...........  $(1,818)   $(2,142)   $(13,230)
State tax, net of federal benefit.....................      214        530         488
Amortization of non-deductible goodwill...............      778      1,045       1,703
Nondeductible meals and entertainment.................       88         78         255
Effect of the ability to utilize net operating loss
  carryforwards.......................................     (657)    (1,158)      6,762
                                                        -------    -------    --------
                                                        $(1,395)   $(1,647)     (4,022)
                                                        =======    =======    ========

                          CITADEL BROADCASTING COMPANY

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets, liabilities and the valuation allowance are as follows:

                                                                1999        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
Receivables, principally due to allowance for doubtful
  accounts..................................................  $    977    $  1,132
Net operating loss carryforwards............................    16,871      32,447
Accrued liabilities not currently deductible................       354       1,982
Unrealized loss on hedging contract.........................        --         413
Intangible assets; differences in book and tax
  amortization..............................................     3,043       5,159
Compensation related to stock options.......................       720       5,619
Other.......................................................       200         564
                                                              --------    --------
     Total deferred tax assets..............................    22,165      47,316
Valuation allowance.........................................   (17,798)    (39,688)
                                                              --------    --------
     Net deferred tax assets................................     4,367       7,628
                                                              --------    --------
Deferred tax liabilities:
Property and equipment, principally due to accelerated
  depreciation..............................................    (4,367)     (7,628)
Differences between the tax basis and fair value of
  intangibles and fixed assets acquired in stock-based
  acquisitions..............................................   (45,640)    (74,875)
                                                              --------    --------
     Total deferred tax liabilities.........................   (50,007)    (82,503)
                                                              --------    --------
Net deferred tax liability..................................  $(45,640)   $(74,875)
                                                              ========    ========

     The valuation allowance has increased (decreased) by approximately $(1.2) million, $11.5 million and $21.9 million for the years ended December 31, 1998, 1999 and 2000, respectively. Management has considered certain tax planning strategies as permitted under SFAS No. 109, "Accounting for Income Taxes." Management has determined that the tax benefits associated with the recorded deferred tax assets, net of valuation allowance, are more likely than not realizable through future taxable income and future reversals of existing taxable temporary differences.

     At December 31, 2000, Citadel Communications has an alternative minimum tax
(AMT) credit carry forward of approximately $0.5 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular federal tax to the extent they do not exceed computed AMT calculations.

                          CITADEL BROADCASTING COMPANY

(13)  QUARTERLY RESULTS (UNAUDITED)

     The following table presents the Company's selected unaudited quarterly results for eight quarters ended December 31, 2000. The Company believes that all necessary adjustments have been made to present fairly the related quarterly results (in thousands except for per share amounts).

                                        FIRST       SECOND       THIRD       FOURTH
                                       QUARTER     QUARTER      QUARTER      QUARTER        TOTAL
                                      ---------    --------    ---------    ---------    ------------
                                                   FOR THE YEAR ENDED DECEMBER 31, 1999
Net broadcasting revenue (1)........  $  31,192    $ 41,286    $  50,494    $  55,523    $    178,495
Operating income/(loss) (1).........       (338)      6,178        6,888        5,969          18,697
Net income (loss)...................     (5,181)        673          455       (4,875)(2)       (8,928)
Net loss applicable to common
  shares............................     (9,194)     (3,340)      (2,841)      (7,656)        (23,031)
Basic and diluted net loss per
  common share......................  $ (229.85)   $ (82.93)   $  (63.13)   $ (170.13)   $    (540.77)

                                                                 FOR THE YEAR ENDED DECEMBER 31, 2000

Net broadcasting revenue............  $  46,137    $ 68,212    $  78,182    $  92,293    $    284,824
Operating income/(loss).............     (4,534)      7,037        4,433        2,689           9,625
Net income (loss)...................    (11,052)     (1,048)      (8,127)(3)   (18,997)(3)      (39,224)
Net loss applicable to common
  shares............................    (14,017)     (3,915)     (11,236)     (22,106)        (51,274)
Basic and diluted net loss per
  common share......................  $ (311.48)   $ (87.00)   $ (249.69)   $ (491.24)   $  (1,139.42)

---------------
(1) Net broadcasting revenue and operating income/(loss) amounts have been adjusted for discontinued operations for all quarters presented above.

(2) Includes $1.7 million amortization of deferred stock compensation, additional bad debt reserves, accrual of year 2000 estimated losses for discontinued operations and increased depreciation, amortization and interest expense due to acquisitions.

(3) Increase in net loss primarily due to increased depreciation, amortization and interest expense due to acquisitions.

(14)  SUPPLEMENTAL FINANCIAL INFORMATION

     The Company paid cash of approximately $16.1 million, $23.1 million and $40.8 million for interest and approximately $0.3 million, $0.7 million and $1.0 million for taxes for the years ended December 31, 1998, 1999 and 2000, respectively.

     Barter revenue included in gross broadcasting revenue and barter expenses included in station operating expenses, respectively, amounted to approximately $11.0 million, $18.3 million and $19.2 million and $9.5 million, $11.7 million and $16.8 million for the years ended December 31, 1998, 1999 and 2000, respectively.

     A summary of additions and deductions related to the allowance for doubtful accounts for the years ended December 31, 1998, 1999 and 2000 follows:

                                               BALANCE AT                                 BALANCE AT
                                              BEGINNING OF                                  END OF
                                                 PERIOD       ADDITIONS    DEDUCTIONS       PERIOD
                                              ------------    ---------    ----------    -------------
                                                                   (IN THOUSANDS)
Year ended December 31, 1998................     $  809        $1,201       $  (823)        $1,187
Year ended December 31, 1999................      1,187         6,694        (5,446)         2,435
Year ended December 31, 2000................      2,435         7,615        (7,229)         2,821

                          CITADEL BROADCASTING COMPANY

     The following supplemental information is related to the consolidated statements of cash flows. The Company recorded the following significant non-cash items for the years ended December 31, 1998, 1999 and 2000:

                                                               1998       1999        2000
                                                              -------    -------    --------
                                                                      (IN THOUSANDS)
Difference between tax basis and fair value of intangible
  assets and fixed assets acquired in stock-based
  acquisitions..............................................  $ 3,445    $23,857    $ 33,764
                                                              =======    =======    ========
Dividends for exchangeable preferred stock..................  $14,586    $14,103      12,050
                                                              =======    =======    ========
Note payable issued for property and equipment..............  $   120    $    --    $     --
                                                              =======    =======    ========
Transfer of fixed assets and intangible assets, to assets
  held for sale for pending disposition.....................  $25,938    $    --    $  3,448
                                                              =======    =======    ========
Unrealized loss on hedging contract, net of tax.............  $   236    $    --    $    620
                                                              =======    =======    ========
Accretion of exchangeable preferred stock issuance costs....  $   180    $   206    $    234
                                                              =======    =======    ========
Accrued liabilities for other investments...................  $    --    $    --    $    648
                                                              =======    =======    ========
Fixed assets acquired through barter transactions...........  $    --    $    --    $    503
                                                              =======    =======    ========

(15)  CITADEL COMMUNICATIONS FINANCIAL DATA

     The following is summary consolidated financial data for Citadel Communications and its subsidiary, the Company.

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1999         2000
                                                       --------    ----------
                                                           (IN THOUSANDS)
Consolidated Balance Sheets:
  Current assets...................................    $ 76,154    $   95,836
  Property and equipment, net......................      68,035       104,834
  Intangible assets, net...........................     538,664     1,273,520
  Other assets.....................................      33,760        11,374
                                                       --------    ----------
          Total assets.............................    $716,613    $1,485,564
                                                       ========    ==========
Current liabilities................................    $ 21,377    $   54,007
Notes payable, less current maturities.............     132,000       633,488
Senior subordinated notes payable..................     210,509       210,969
Other liabilities..................................      48,156        76,671
                                                       --------    ----------
          Total liabilities........................     412,042       975,135
Exchangeable preferred stock.......................      85,362        96,158
Shareholders' equity...............................     219,209       414,271
                                                       --------    ----------
          Total liabilities and shareholders'
            equity.................................    $716,613    $1,485,564
                                                       ========    ==========

                          CITADEL BROADCASTING COMPANY

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1999         2000
                                                       --------    ----------
                                                           (IN THOUSANDS)
Consolidated Statements of Operations:
  Net broadcasting revenue.........................    $178,495    $  284,824
  Operating income.................................      18,697         9,625
  Interest expense.................................      25,385        53,135
  Other income, net................................        (388)       (4,598)
                                                       --------    ----------
  Loss before income taxes and discontinued
     operations....................................      (6,300)      (38,912)
  Income tax (benefit).............................      (1,647)       (4,022)
                                                       --------    ----------
  Loss from continuing operations..................      (4,653)      (34,890)
  Loss from discontinued operations, net of tax....      (4,275)       (4,334)
                                                       --------    ----------
          Net loss.................................    $ (8,928)   $  (39,224)
                                                       ========    ==========
Dividend requirement for exchangeable preferred
  stock............................................    $ 14,103    $   12,050
                                                       ========    ==========

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

     Since the fair value is estimated as of December 31, 2000, the amounts that will actually be realized, or paid at settlement or maturity of the instruments, could be significantly different.

     The Company's significant financial instruments and the methods used to estimate their fair values are as follows:

        Cash Equivalents, Accounts Receivable, Accounts Payable, Due From Related Parties and Accrued Liabilities: The carrying amount is assumed to be the fair value because of the liquidity or short-term maturity of these instruments.

        Note Payable, Senior Subordinated Notes, Exchangeable Preferred Stock and Other Long-Term Obligations: The fair value of the Company's Note Payable, Senior Subordinated Notes, Exchangeable Preferred Stock and other long-term obligations (other than for hedge agreements which are discussed below) approximate the terms in the marketplace at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

        Hedge Agreements: The Company has entered into various agreements to hedge against the potential impact of increases in interest rates under the credit facility. These agreements are accounted for under the provision of SFAS Nos. 133 and 138. These agreements as of December 31, 2000 are summarized as follows:

                          CITADEL BROADCASTING COMPANY

     These agreements as of December 31, 2000 are summarized as follows:

                                                      VARIABLE
                                                       RATE AT                               ESTIMATED
                           NOTIONAL      FIXED      DECEMBER 31,          EXPIRATION         FAIR VALUE
      AGREEMENT             AMOUNT        RATE          2000                 DATE            NET OF TAX
      ---------         --------------   ------   -----------------   ------------------   --------------
                        (IN THOUSANDS)                                                     (IN THOUSANDS)
Interest rate swap....     $ 25,000       7.055%        6.4381%            June 29, 2001       $ (67)
Interest rate swap....       40,000       6.855%        6.7488%          August 31, 2001        (127)
Interest rate swap....      135,000       6.530%        6.7506%        November 21, 2001        (426)

     The Company is exposed to credit loss in the event of nonperformance by the other parties to the agreements. The Company, however, does not anticipate nonperformance by the counterparties. The fair value of the interest rate swap agreements is estimated using the difference between the present value of discounted cash flows using the fixed rate stated in the swap agreement and the present value of discounted cash flows using the variable rate.

(17)  TRANSACTIONS WITH RELATED PARTIES

Leaseback

     On December 29, 1995, the Company entered into a sale-leaseback transaction with an entity controlled by a principal shareholder, officer and director of Citadel Communications and an officer and director of the Company. The Company made payments of approximately $0.2 million and $0.3 million in 1998 and 1999, respectively. This operating lease was terminated effective January 1, 2000.

Noncompetition Agreements

     In connection with an acquisition, the Company entered into a noncompetition agreement with an entity whose president is also a director of Citadel Communications and the Company. In consideration for such noncompetition agreement, the Company paid the entity $0.1 million in 1998 and the agreement expired during 1998.

     In connection with an acquisition, the Company entered into a seven-year noncompetition agreement with a previous owner who subsequently became a director of Citadel Communications and the Company, which provides for compensation of approximately $0.3 million per year. In consideration for such noncompetition agreement, the Company paid the individual approximately $0.1 million and $0.3 million in 1999 and 2000, respectively.

Transactions with Connect Communications

     On October 1, 1999, the Company acquired certain assets and subscriber agreements of Connect Communications Corporation, an internet service provider in Arkansas, in exchange for extinguishment of approximately $0.1 million in accounts receivable and certain equipment owned by the Company. The son of a director of Citadel Communications and the Company, is a director and shareholder of Connect Communications Corporation.

     Connect Communications Corporation also provided telephone service for the Little Rock, Arkansas market and for eFortress during 1999 and 2000. The value of the telephone service provided in 1999 and 2000 was approximately $0.1 million and $0.6 million, respectively. In addition, Connect Communications Corporation paid the Company approximately $0.1 million for the reimbursement of third party telephone charges and rent for space on one of the Company's towers in Little Rock, Arkansas during 2000.

                          CITADEL BROADCASTING COMPANY

Corporate Events

     During 1998, the Company paid an aggregate of approximately $0.1 million in respect of accommodations and activity costs in connection with corporate events held at a facility owned by a separate entity, which is controlled by a principal shareholder, officer and director of Citadel Communications and an officer and director of the Company.

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

     The Company has received a civil investigative demand ("CID") from the Antitrust Division of the U.S. Department of Justice. The CID addresses the Company's acquisition of station KRST in Albuquerque, New Mexico. The Company has provided the requested information in response to the CID, and at present has been given no indication from the Department of Justice regarding its intended future actions, involving KRST in Albuquerque.

     Following the announcement of Citadel Communications' proposed merger with FLCC Acquisition Corp., see the discussion below under note 19, pursuant to an Agreement and Plan of Merger dated January 15, 2001 with FLCC Holdings, Inc., five lawsuits were filed against Citadel Communications and the Company.

     The suits name as defendants Citadel Communications, several directors of Citadel Communications and, in some cases, Forstmann Little & Co. and its affiliates. Plaintiffs allege, among other things, that Citadel Communications and several of its directors have caused plaintiffs and other members of the purported class to lose the opportunity to maximize the value of their investment in Citadel Communications and have failed to exercise ordinary care and diligence in the exercise of their fiduciary duties to the public stockholders of Citadel Communications. Plaintiffs further allege that they and the other members of the purported class will be irreparably harmed by defendants' actions. The complaints seek various relief, including, but not limited to: (i) class action status; (ii) an injunction enjoining the proposed merger; (iii) unspecified damages; and (iv) costs and disbursements, including attorneys' and experts' fees.

     Citadel Communications believes the allegations relating to the proposed merger with FLCC Acquisition are without merit. The parties to the foregoing proceedings have reached an agreement in principle to settle all claims arising out of the proposed merger with FLCC Acquisition pursuant to which certain changes were made to the terms of the Agreement and Plan of Merger and to the proxy statement relating to the vote of Citadel Communications' stockholders based on the suggestions and comments of plaintiffs' counsel. The Company expects that the agreement will be memorialized in a formal settlement agreement and presented to the court for its approval.

Local Marketing Agreements

     At December 31, 2000, the Company has four local marketing agreements. The agreements principally provide for the Company to supply specified programming to the brokered stations and enable the sales staff of the Company to sell advertising time on the stations for fixed fees to be paid by the Company, pending acquisition by the Company. The Company's consolidated financial statements include the broadcasting revenue

                          CITADEL BROADCASTING COMPANY
and station operating expenses of the brokered stations. The fees paid under these and other local marketing agreements amounted to approximately $0.8 million, $0.3 million and $0.3 million for the years ended December 31, 1998, 1999 and 2000, respectively.

     In addition, the Company has entered into two local marketing agreements in connection with its expected sale of the radio stations in Monroe, Louisiana and the possible sale of the radio stations in Tyler, Texas, as previously described in note 2, Acquisitions and Dispositions. The Company has recorded approximately $0.2 million of fees related to these agreements, for the year ended December 31, 2000. The fees are included in net broadcasting revenue.

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

     On April 15, 2000, the Company completed its acquisition from Broadcasting Partners Holdings, L.P. of a total of 23 FM and 12 AM radio stations. In connection with this acquisition, the Company acquired the right to sell advertising in the United States for one FM radio station in Niagara Falls, Ontario under a JSA. Under the JSA, the Company receives 50% of all revenue generated and pays 50% of the related expenses, primarily sales commissions.

LEASE COMMITMENTS

     The Company leases certain tower sites, transmitters and equipment, automobiles and office equipment. The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 2000:

                                                    (IN THOUSANDS)
2001..............................................     $ 4,319
2002..............................................       3,823
2003..............................................       3,575
2004..............................................       3,323
2005..............................................       2,106
Thereafter........................................       9,799
                                                       -------
                                                       $26,945
                                                       =======

     Total rental expense was approximately $2.7 million, $3.5 million and $4.1 million for the years ended December 31, 1998, 1999 and 2000, respectively.

                          CITADEL BROADCASTING COMPANY

Defined Contribution Plan

     The Company has a defined contribution 401(k) plan for all employees who are at least 21 years of age and have worked at least 1,000 hours in the year. Under the 401(k) plan, employees can contribute up to 20% of their compensation, subject to the maximum contribution allowed by the Internal Revenue Code. Participants vest immediately in their contributions. The Company may make discretionary contributions as approved by the Board of Directors. Participants' rights to amounts contributed by the Company vest on a graded schedule over a five-year period. During 1998, 1999 and 2000 the Company contributed $0.4 million, $0.5 million and $1.0 million, respectively, which represented a two percent matching of employee contributions to the 401(k) plan.

(19)  SUBSEQUENT EVENTS

     On January 15, 2001, Citadel Communications entered into an Agreement and Plan of Merger, with FLCC Holdings, Inc., a Delaware corporation and an affiliate of Forstmann Little & Co., which the parties subsequently amended on March 13, 2001 and March 22, 2001, under which FLCC Acquisition Corp., a Nevada corporation and a wholly owned subsidiary of FLCC Holdings, will merge with and into Citadel Communications. Pursuant to the merger, each issued and outstanding share of Citadel Communications' common stock will be converted into the right to receive $26.00 in cash.

     The completion of this transaction is subject to various conditions, including approval of the Agreement and Plan of Merger by Citadel
Communications' stockholders and Federal Communications Commission consent to transfer control of the station licenses.

     On January 18, 2001, the Company completed its acquisition of WTRX-FM in Flint Michigan. The total purchase price was approximately $0.6 million of which $0.4 million had already been paid as part of the stations acquired in Flint, Michigan on July 31, 2000. The acquisition will be accounted for using the purchase method of accounting.

     On March 14, 2001, the Company entered into an asset purchase agreement with Millennium Radio Group, LLC to sell two FM radio stations, one AM radio station, and the right to program and sell commercial advertising for one FM station, all of which serve Atlantic City/Cape May, New Jersey, for the sale price of approximately $19.4 million in cash.

EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT(1)
-------                    -------------------------
 2.1      Asset Purchase Agreement dated October 27, 1999 by and
          between Citadel Broadcasting Company and Broadcasting
          Partners Holdings, L.P. (incorporated by reference to
          Exhibit 2.1 to Citadel Communications Corporation's
          Quarterly Report on Form 10-Q for the fiscal quarter ended
          September 30, 1999).
 2.2      Stock Purchase Agreement dated April 30, 1999 by and between
          Robert F Fuller and Citadel Broadcasting Company
          (incorporated by reference to Exhibit 2.1 to Citadel
          Broadcasting Company's Current Report on Form 8-K filed on
          September 14, 1999).
 2.3      Stock Purchase Agreement dated April 30, 1999 by and between
          Joseph N Jeffrey, Jr. and Citadel Broadcasting Company
          (incorporated by reference to Exhibit 2.2 to Citadel
          Broadcasting Company's Current Report on Form 8-K filed on
          September 14, 1999).
 2.4      Asset Purchase Agreement dated December 3, 1999 by and among
          Liggett Broadcast, Inc., Rainbow Radio, LLC, New Tower,
          Inc., LLJ Realty, LLC, Robert G. Liggett, Jr., Citadel
          Communications Corporation, Citadel Broadcasting Company and
          Citadel License, Inc. (incorporated by reference to Exhibit
          2.4 to Citadel Communications Corporation's Current Report
          on Form 8-K filed on December 10, 1999).
 2.5      Purchase Agreement dated August 23, 1999 by and among Cat
          Communications, Inc., Desert Communications III, Inc. and
          Citadel Broadcasting Company (incorporated by reference to
          Exhibit 2.1 to Citadel Communications Corporation's Current
          Report on Form 8-K filed January 6, 2000).
 2.6      Amendment to Purchase Agreement dated December 22, 1999 by and among Cat Communications, Inc., Desert Communications
          III, Inc. and Citadel Broadcasting Company (incorporated by reference to Exhibit 2.2 to Citadel Communications
          Corporation's Current Report on Form 8-K filed January 6,
          2000).
 2.7      Stock Purchase Agreement dated January 23, 2000 by and among
          Bloomington Broadcasting Holdings, Inc., the stockholders of
          Bloomington Broadcasting Holdings, Inc. and Citadel
          Broadcasting Company (incorporated by reference to Exhibit
          2.7 to Citadel Communications Corporation's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999).
 2.8      Asset Purchase Agreement, made effective as of April 30,
          2000, by and among Dick Broadcasting Company, Inc. of
          Tennessee, Dick Broadcasting Company, Inc. of Alabama, Dick
          Broadcasting Company, Inc. of Nashville, Dick Radio Alabama,
          Inc., DFT Realty, DFT Realty II, LLC, James Allen Dick, Sr.,
          James Allen Dick, Jr., Charles Arthur Dick, Emily Dick
          McAlister, Jeannette Dick Hundley and Citadel Broadcasting
          Company (incorporated by reference to Exhibit 2.1 to Citadel
          Communications Corporation's Quarterly Report on Form 10-Q
          for the fiscal quarter ended June 30, 2000).
 2.9      First Amendment to Asset Purchase Agreement dated September
          30, 2000 among Dick Broadcasting Company, Inc. of Tennessee,
          Dick Broadcasting Company, Inc. of Alabama, DFT Realty, DFT
          Realty II, LLC, James Allen Dick, Sr., James Allen Dick,
          Jr., Charles Arthur Dick, Emily Dick McAlister, Jeannette
          Dick Hundley and Citadel Broadcasting Company (incorporated by reference to Exhibit 2.1 to Citadel Communications
          Corporation's Current Report on Form 8-K filed on October
          17, 2000).
 2.10     Agreement and Plan of Merger dated as of January 15, 2001 by and between Citadel Communications Corporation and FLCC
          Holdings, Inc. (incorporated by reference to Exhibit 2.1 to
          Citadel Communications Corporation's Current Report on Form
          8-K filed on January 24, 2001).
 2.11     Letter Agreement dated January 15, 2001 by and between
          Citadel Communications Corporation and FLCC Holdings, Inc.
          (incorporated by reference to Exhibit 2.2 to Citadel
          Communications Corporation's Current Report on Form 8-K
          filed on January 24, 2001).

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT(1)
-------                    -------------------------
 2.12     Guarantee dated February 15, 2001 made by Forstmann Little &
          Co. Subordinated Debt and Equity Management Buyout
          Partnership - VII, L.P. and Forstmann Little & Co. Equity
          Partnership - VI, L.P. (incorporated by reference to Exhibit
          2.3 to Citadel Communications Corporation's Current Report
          on Form 8-K filed on January 24, 2001).
 2.13     Amendment No. 1, dated March 13, 2001, to Merger Agreement dated as of January 15, 2001 by and among FLCC Holdings,
          Inc., Citadel Communications Corporation and FLCC
          Acquisition Corp. (incorporated by reference to Exhibit 2.13 to Citadel Communications Corporation's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000).
 2.14     Letter Agreement dated March 22, 2001 by and among Citadel
          Communications Corporation, FLCC Holdings, Inc. and FLCC
          Acquisition Corp. (incorporated by reference to Exhibit 2.14 to Citadel Communications Corporation's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2000).
 3(i)(a)  Restated Articles of Incorporation of Citadel Broadcasting
          Company (incorporated by reference to Exhibit 3(i)(a) to
          Citadel Broadcasting Company's Registration Statement No.
          333-36771 on Form S-4).
 3(i)(b)  Amendment to Certificate of the Designations, Voting Powers,
          Preferences and Relative, Participating, Optional and Other
          Special Rights and Qualifications, Limitations or
          Restrictions of the 13 1/4% Series A Exchangeable Preferred
          Stock and the 13 1/4% Series B Exchangeable Preferred Stock
          of Citadel Broadcasting Company (incorporated by reference to Exhibit 3(i)(b) to Citadel Broadcasting Company's
          Registration Statement No. 333-36771 on Form S-4).
 3(ii)    Bylaws of Citadel Broadcasting Company, as amended
          (incorporated by reference to Exhibit 3(ii)(a) to Citadel
          Broadcasting Company's Registration Statement No. 333-36771
          on Form S-4).
 4.1      Indenture dated as of July 1, 1997 among Citadel
          Broadcasting Company, Citadel License, Inc. and The of New
          York, as Trustee, with the forms of 10 1/4% Senior
          Subordinated Notes due 2007 and 10 1/4% Series B Senior
          Subordinated Notes due 2007 included therein (incorporated by reference to Exhibit 4.1 to Citadel Broadcasting
          Company's Registration Statement No 333-36771 on Form S-4).
 4.2      Indenture dated as of July 1, 1997 among Citadel
          Broadcasting Company, Citadel License, Inc. and The Bank of
          New York, as Trustee, with the forms of 13 1/4% Exchange
          Debentures due 2009 and 13 1/4% Series B Exchange Debentures
          due 2009 included therein (incorporated by reference to
          Exhibit 4.2 to Citadel Broadcasting Company's Registration
          Statement No. 333-36771 on Form S-4).
 4.3      Amendment to Certificate of the Designations, Voting Powers,
          Preferences and Relative, Participating, Optional and Other
          Special Rights and Qualifications, Limitations or
          Restrictions of the 13 1/4% Series A Exchangeable Preferred
          Stock and the 13 1/4% Series B Exchangeable Preferred Stock
          of Citadel Broadcasting Company (incorporated by reference to Exhibit 3(i)(b) to Citadel broadcasting Company's
          Registration Statement No. 333-36771 on Form S-4).
 4.4      Indenture dated as of November 19, 1998 among Citadel
          Broadcasting Company, Citadel License, Inc. and The Bank of
          New York, as Trustee, with the form of 9 1/4% Senior
          Subordinated Notes due 2008 included therein (incorporated by reference to Exhibit 4.1 to Citadel Communications
          Corporation's Current Report on Form 8-K filed November 30,
          1998).
 4.5      Second Amended and Restated Credit Agreement dated as of
          October 2, 2000 among Citadel Broadcasting Company, Citadel
          Communications Corporation, Credit Suisse First Boston, as
          lead Arranger, Administrative Agent and Collateral Agent,
          FINOVA Capital Corporation, as Syndication Agent, First
          Union National Bank and Fleet National Bank, as
          Documentation Agents, and the lenders named therein
          (incorporated by reference to Exhibit 4.1 to Citadel
          Communications Corporation's Current Report on Form 8-K
          filed on October 17, 2000).

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT(1)
-------                    -------------------------
10.1  *   Employment Agreement dated as of June 28, 1996 among
          Lawrence R. Wilson, Citadel Broadcasting Company and Citadel
          Communications Corporation (incorporated by reference to
          Exhibit 10.1 to Citadel Broadcasting Company's Registration
          Statement No. 333-36771 on Form S-4).
10.2  *   Citadel Communications Corporation 1996 Equity Incentive
          Plan, as amended (incorporated by reference to Exhibit 10.2 to Citadel Broadcasting Company's Registration Statement No.
          333-36771 on Form S-4).
10.3  *   Citadel Communications Corporation Nonqualified Stock Option
          Agreement made and entered into as of June 28, 1996 between
          Citadel Communications Corporation and Lawrence R. Wilson
          (incorporated by reference to Exhibit 10.3 to Citadel
          Broadcasting Company's Registration Statement No. 333-36771
          on Form S-4).
10.4  *   Form of Citadel Communications Corporation Stock Option
          Agreement for grants effective as of December 21, 1994
          (incorporated by reference to Exhibit 10.4 to Citadel
          Broadcasting Company's Registration Statement No 333-36771
          on Form S-4).
10.5  *   Form of Citadel Communications Corporation Stock Option
          Agreement for grants effective as of February 21, 1994
          (incorporated by reference to Exhibit 10.5 to Citadel
          Broadcasting Company's Registration Statement No 333-36771
          on Form S-4).
10.6  *   Form of Citadel Communications Corporation Stock Option
          Agreement for grants effective as of January 1, 1996
          (incorporated by reference to Exhibit 10.26 to Citadel
          Broadcasting Company's Annual Report on Form 10-K for the
          fiscal year ended December 31, 1997).
10.7  *   Citadel Communications Corporation 1999 Long-Term Incentive
          Plan (incorporated by reference to Exhibit 10.33 to
          Amendment No. 2 to Citadel Communications Corporation's
          Registration Statement No. 333-79277 on Form S-1).
10.8      National Radio Sales Representation Agreement dated October
          1, 1998 between McGavren Guild Radio, Inc. and Citadel
          Broadcasting Company (incorporated by reference to Exhibit
          10.35 to Amendment No. 2 to Citadel Communications
          Corporation's Registration Statement No. 333-79277 on Form
          S-1).
10.9      Consulting Agreement dated August 31, 1999 by and between
          Robert F. Fuller and Citadel Broadcasting Company
          (incorporated by reference to Exhibit 10.15 to Citadel
          Communications Corporation's Annual Report on Form 10-K for
          the fiscal year ended December 31, 1999).
10.10     Asset Purchase Agreement dated November 23, 1998 by and
          among Wicks Broadcast Group Limited Partnership, WBG License
          Co., L.L.C., Butternut Broadcasting Company, Inc., WBG
          Binghamton License Co., Inc. and Citadel Broadcasting
          Company (incorporated by reference to Exhibit 2.1 to Citadel
          Broadcasting Company's Amendment No. 1 to Current Report on
          Form 8-K/A filed December 16, 1998).
10.11 *   Amendment to Citadel Communications Corporation's 1996
          Equity Incentive Plan (incorporated by reference to Exhibit
          10.17 to Citadel Communications Corporation's Annual Report
          on 10-K for the fiscal year ended December 31, 2000).
23.1      Consent of KPMG LLP.

---------------

* Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act of 1934, as amended, the Registrant's file number under such Act is 333-36771.