Form 10-Q
period 2001-03-31
CITADEL BROADCASTING CO
filed 2001-05-15
CIK 1042742

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to __________

                        Commission file number: 333-36771

                          CITADEL BROADCASTING COMPANY
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                                 86-0703641
                  ------                                 ----------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


        City Center West, Suite 400,
7201 West Lake Mead Blvd., Las Vegas, Nevada                89128
--------------------------------------------             ----------
  (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area (702) code: 804-5200

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

--------------------------------------------------------------------------------

    As of May 2, 2001, there were 45,000 shares of common stock, $.001 par value per share, outstanding.

                          Citadel Broadcasting Company

                                    Form 10-Q

                                 March 31, 2001

                                      Index

                                                                           PAGE
                                                                           ----
        Part I

           Item 1 - Financial Statements                                      3

           Item 2 - Management's Discussion and Analysis of
                    Financial Condition And Results of Operations            10

           Item 3 - Qualitative and Quantitative Disclosures
                    about Market Risk                                        20

        Part II

           Item 1   Legal Proceedings                                        21

           Item 4 - Submission of Matters to a Vote of Security Holders      22

           Item 5 - Other Information                                        22

           Item 6 - Exhibits and Reports on Form 8-K                         24

FORWARD-LOOKING INFORMATION

    Certain matters in this Form 10-Q, including, without limitation, certain matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "will," and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the realization of our business strategy, general economic and business conditions, both nationally and in our radio markets, anticipated trends in our industry, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties, as well as those matters discussed in this report under the caption "Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations. We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

    Unless the context otherwise requires, references in this report to Citadel Broadcasting or the Company and the terms "we," "our" and "us" refer to Citadel Broadcasting Company. References in this report to Citadel Communications refer to Citadel Communications Corporation, our parent, which owns all of our issued and outstanding common stock.

Part I
Item 1, Financial Statements

                          CITADEL BROADCASTING COMPANY
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                   MARCH 31,        DECEMBER 31,
                                                                     2001              2000
                                                                  -----------       ------------
                                                                  (UNAUDITED)
                        ASSETS

Current assets:
     Cash and cash equivalents                                    $     4,976       $     8,092
     Accounts receivable, less allowance for doubtful
       accounts of $3,018 in 2001 and $2,821 in 2000                   62,873            77,974
     Due from related parties                                             182               202
     Income taxes receivable                                              136               182
     Prepaid expenses and other current assets                          7,285             5,938
     Assets held for sale                                              14,771             3,448
                                                                  -----------       -----------
              Total current assets                                     90,223            95,836

Property and equipment, net                                           102,467           104,834
Intangible assets, net                                              1,240,020         1,273,520
Deposits for pending acquisitions                                         738             1,121
Other assets                                                           10,456            10,253
                                                                  -----------       -----------
                                                                  $ 1,443,904       $ 1,485,564
                                                                  ===========       ===========

              LIABILITIES AND SHAREHOLDER'S EQUITY


Current liabilities:
     Accounts payable                                             $     2,051       $     3,745
     Accrued liabilities                                               30,811            32,384
     Current maturities of notes payable                                   --            16,512
     Current maturities of other long-term obligations                    657             1,366
                                                                  -----------       -----------
              Total current liabilities                                33,519            54,007

Note payable                                                          644,488           633,488
Senior subordinated notes payable, net of discount                    211,091           210,969
Other long-term obligations, less current maturities                    1,679             1,796
Deferred tax liability                                                 73,466            74,875

Exchangeable preferred stock                                           99,536            96,158

Shareholder's equity:
     Common stock, $.001 par value; authorized
       136,300 shares, issued and outstanding;
       45,000 shares as of March 31, 2001
       and December 31, 2000, respectively                                 --                --
     Additional paid-in capital                                       504,954           507,889
     Deferred compensation                                            (12,924)          (14,751)
     Accumulated other comprehensive loss                              (1,393)             (620)
     Accumulated deficit                                             (110,512)          (78,247)
                                                                  -----------       -----------
              Total shareholders' equity                              380,125           414,271
                                                                  -----------       -----------
                                                                  $ 1,443,904       $ 1,485,564
                                                                  ===========       ===========

See accompanying notes to financial statements.

                          CITADEL BROADCASTING COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                          -------------------------------
                                              2001               2000
                                          ------------       ------------
Gross broadcasting revenue                $     80,657       $     50,693
   Less agency commissions                      (7,510)            (4,556)
                                          ------------       ------------
     Net broadcasting revenue                   73,147             46,137

Operating expenses:
   Station operating expenses                   53,119             32,831
   Depreciation and amortization                26,700             12,605
   Corporate general and administrative          4,369              2,027
   Non-cash deferred compensation                1,827              3,208
                                          ------------       ------------
       Operating expenses                       86,015             50,671

Operating loss                                 (12,868)            (4,534)

Non-operating expenses (income):
   Interest expense                             20,830              8,747
   Interest income                                 (99)            (2,007)
   Other (income) expense, net                     (84)               (51)
                                          ------------       ------------


     Non-operating expenses, net                20,647              6,689

Loss from continuing operations
   before income taxes                         (33,515)           (11,223)

Income tax (benefit)                            (1,251)              (735)
                                          ------------       ------------
Net loss from continuing operations            (32,264)           (10,488)

Loss from discontinued operations,
   net of tax                                       --               (564)
                                          ------------       ------------
Net loss                                       (32,264)           (11,052)

Dividend requirement for
  exchangeable preferred stock                   3,315              2,965
                                          ------------       ------------

Net loss applicable to common shares      $    (35,579)      $    (14,017)
                                          ============       ============

Basic and diluted net loss per
   common share                           $    (790.64)      $    (311.48)
                                          ============       ============

Weighted average common shares
   outstanding                                  45,000             45,000
                                          ============       ============

See accompanying notes to financial statements.

                          CITADEL BROADCASTING COMPANY
                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          -----------------------
                                                            2001           2000
                                                          --------       --------
Net loss                                                  $(32,264)      $(11,052)

Other comprehensive income/(loss):
     Unrealized loss on hedging contract, net of tax          (773)            --
                                                          --------       --------

Comprehensive loss                                        $(33,037)      $(11,052)
                                                          ========       ========

See accompanying notes to financial statements.

                          CITADEL BROADCASTING COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     -------------------------
                                                                       2001            2000
                                                                     ---------       ---------
  Cash flows from operating activities:
     Net loss                                                        $ (32,264)      $ (11,052)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
     Depreciation and amortization                                      26,700          12,605
     Amortization of debt issuance costs and debt discounts                422             361
     Amortization of deferred revenue                                      (75)            (75)
     Provision for accounts receivable allowances                        1,169           1,540
     Deferred tax benefit                                               (1,409)           (846)
     Deferred compensation                                               1,827           3,208
     Loss (gain) on sale of assets                                          14             (52)
     Changes in assets and liabilities, net of acquisitions:
          Decrease in accounts receivable and amounts
            due from related parties                                    13,854           6,382
          Increase in prepaid expenses and other current assets           (831)         (1,382)
          Increase (decrease) in accounts payable                       (1,694)          1,430
          Increase (decrease) in accrued liabilities                    (3,466)          1,474
          Decrease in net assets of discontinued operations                 --              62
                                                                     ---------       ---------
     Net cash provided by operating activities                           4,247          13,655

Cash flows from investing activities:
     Capital expenditures                                               (1,420)         (1,364)
     Capitalized acquisition costs                                         (69)           (672)
     Proceeds from sale of assets                                            6              92
     Cash held in escrow for future acquisitions                            --          (3,862)
     Cash paid to acquire stations                                         (43)        (29,506)
     Other assets, net                                                      --               4
     Net change in discontinued operations                                 236            (648)
                                                                     ---------       ---------
     Net cash used in investing activities                              (1,290)        (35,956)

Cash flows from financing activities:
     Proceeds received from parent's stock offering                         --         234,840
     Payment of costs related to parent's stock offering                    --            (761)
     Capital contributions from parent company                             444             909
     Proceeds from notes payable                                        23,000              --
     Principal payments on notes payable                               (28,512)        (12,000)
     Principal payments on other long-term obligations                    (753)         (5,683)
     Payment of debt issuance costs                                       (252)           (798)
                                                                     ---------       ---------
     Net cash provided by (used in) financing activities                (6,073)        216,507

Net increase (decrease) in cash and cash equivalents                    (3,116)        194,206

Cash and cash equivalents, beginning of period                           8,092          17,981
                                                                     ---------       ---------

Cash and cash equivalents, end of period                             $   4,976       $ 212,187
                                                                     =========       =========

See accompanying notes to financial statements.

                          CITADEL BROADCASTING COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) General

Citadel Broadcasting Company was formed August 21, 1991 as a Nevada corporation. Citadel Communications Corporation ("Citadel Communications" or the "Parent") owns all of the outstanding common stock of Citadel Broadcasting Company. Citadel Broadcasting Company owns and operates radio stations and holds Federal Communications Commission licenses in Alabama, Arkansas, California, Colorado, Connecticut, Idaho, Illinois, Indiana, Louisiana, Maine, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Utah and Washington, and has entered into a local marketing agreement for the stations it owns in Tyler, Texas.

(2) Basis of Presentation

The accompanying unaudited financial statements of Citadel Broadcasting Company (the "Company" or "Citadel Broadcasting") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and notes thereto included in Citadel Broadcasting Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(3) Recent Transactions

On January 15, 2001, Citadel Communications entered into an Agreement and Plan of Merger, with FLCC Holdings, Inc., a Delaware corporation and an affiliate of Forstmann Little & Co.("FLCC Holdings"), which the parties subsequently amended on March 13, 2001 and March 22, 2001, under which FLCC Acquisition Corp.("FLCC Acquisition"), a Nevada corporation and a wholly owned subsidiary of FLCC Holdings, will merge with and into Citadel Communications, with Citadel Communications as the surviving corporation. Pursuant to the proposed merger, each issued and outstanding share of the Citadel Communications' common stock will be converted into the right to receive $26.00 in cash.

On January 18, 2001, the Company acquired radio station WTRX-AM in Flint, Michigan. The total purchase price was approximately $0.4 million. The station was previously operated under a local marketing agreement since August of 2000. The acquisition was accounted for using the purchase method of accounting.

On March 13, 2001, the Company entered into an asset purchase agreement with Millennium Radio Group, LLC to sell two FM radio stations, one AM radio station and the right to program and sell commercial advertising for one FM station, all of which serve Atlantic City/Cape May, New Jersey, for the sale price of approximately $19.4 million in cash. As of March 31, 2001, the net assets of the radio stations serving Atlantic City/Cape May, New Jersey are presented in the accompanying unaudited balance sheet as "Assets held for sale."

(4) Credit Facility

On March 30, 2001, the Company repaid approximately $15.2 million under the tranche A term loans and approximately $1.3 million under the tranche B term loan of its credit facility. These were mandatory prepayments based on the Company's "excess cash flow" as defined in the credit facility and the prepayments of approximately $16.5 million reduced the Company's total borrowing capacity in an equal amount as prepayments under the term loan facilities are no longer available for future borrowings. The Company borrowed $16.0 million under the revolving credit facility to make the mandatory prepayments.

As of March 31, 2001, the Company had the following amounts outstanding under its credit facility:

Type and Amount of Borrowing         Interest Rate         Next Interest Rate Change
----------------------------         -------------         -------------------------
Tranche A - $76,000,000              7.8125%               June 15, 2001
Tranche A - $74,000,000              8.3125%               April 30, 2001
Tranche A - $39,793,234              9.1875%               April 2, 2001
Tranche A - $120,000,000             9.375%                June 4, 2001
Tranche B - $198,694,766             8.4375%               May 2, 2001
Revolver - $120,000,000              8.4375%               April 17, 2001
Revolver - $16,000,000               7.6875%               June 29, 2001

In addition, the Company had approximately $85.8 million still available for future borrowings under the revolving credit facility. The amount available for future borrowings has been reduced by approximately $3.2 million in outstanding letters of credit.

The maturity date for the tranche A term loans is December 31, 2006 (subject to extension to December 17, 2007). The amount of any tranche A term loans outstanding on December 17, 2002 must be repaid in varying quarterly installments ranging from 3.75% of the amount on March 31, 2003 to 6.25% of the amount on December 31, 2007 (if maturity is extended to such date). The maturity date of the tranche B term loan is March 31, 2007 (subject to extension to June 30, 2008). The tranche B term loan must be repaid in quarterly installments ranging from 0.25% of the amount from March 31, 2003 to March 31, 2008 and 94.75% of the amount on June 30, 2008 (if maturity is extended to such date).

Additional draws may be made under the revolving credit facility, subject to the satisfaction of certain conditions, for general corporate purposes, including for working capital, capital expenditures, and to finance permitted acquisitions. The revolving credit facility must be paid in full on or before December 31, 2006 (subject to extension to December 31, 2007).

The credit facility also provides for up to $50.0 million of letters of credit. The letters of credit are a subfacility of the revolving credit facility and the total amount of letters of credit and revolving loans outstanding at any one time cannot exceed the total amount available under the revolving credit facility.

The credit facility also requires that no less than 50% of the Company's long-term indebtedness be subject to fixed interest rates. The Company has entered into the following one-year interest rate swap transactions in order to convert a portion of its variable rate debt into fixed rate debt.

                                                                     Variable Rate at
Transaction Date           Notional Amount         Fixed Rate        March 31, 2001
----------------           ---------------         ----------        --------------
June 30, 2000              $25,000,000             7.055%            4.90%
August 31, 2000            $40,000,000             6.855%            5.19%
November 21, 2000          $135,000,000            6.53%             5.38%

The Company will incur interest expense based on the notional amounts at the fixed rates and will receive interest income at the variable rates. The variable rates are based on the LIBO Rate and are adjusted quarterly.

(5) Discontinued Operations

In December 1999, the Company's management decided to discontinue the operations of its internet service provider, eFortress. As a result of this decision, the Company adopted a plan for the disposition by sale of eFortress. On December 19, 2000, the Company entered into an agreement with a large internet service provider. The Company agreed to sell its subscriber list based on a per subscriber amount assuming the subscribers remained with the acquiror for two months of service. In late February 2001, the Company provided the acquiror with its subscriber database and received approximately $0.9 million, one-half of the purchase price based on the number of subscribers at that time. The purchase price should be finalized in May or June of 2001 and the Company will receive any additional amounts owed based on the number of subscribers that continued internet service with the acquiror for two months. The Company has shut down all internet services as of April 30, 2001 and is in the process of transferring (to its radio stations), selling or otherwise disposing of the related fixed assets, which should be completed by June 30, 2001.

eFortress has been accounted for as a discontinued operation and, accordingly, its results of operations and financial position are segregated for all periods in the accompanying financial statements.

(6) Subsequent Events

On April 3, 2001, the Company completed the sale of four FM radio stations serving Monroe, Louisiana to Monroe Radio Partners, Inc. for approximately $4.3 million in cash. Prior to the sale, Monroe Radio Partners provided programming and sold commercial advertising for these stations pursuant to a local marketing agreement dated December 14, 2000. As of March 31, 2001, the net assets of the radio stations serving Monroe, Louisiana are presented in accompanying unaudited balance sheet as "Assets held for sale."

On April 26, 2001 Citadel Communications' stockholders approved the Agreement and Plan of Merger under which FLCC Acquisition will be merged with and into Citadel Communications (see note 3) and Citadel Communications was advised by the Federal Communications Commission (the "FCC") that it had granted its consent to the transfer of control of the Company's broadcast licenses to FLCC Holdings. The completion of this transaction is subject to various additional conditions. Although the Company believes that all conditions to consummation of the merger will be satisfied, there can be no assurance that this will be the case. The FCC's order can become final no earlier than late June 2001, and Citadel Communications expects to close the merger after such order becomes final.

On May 4, 2001, in connection with the proposed merger, Citadel Broadcasting commenced a tender offer to purchase for cash all outstanding shares of its 13-1/4% Series B Exchangeable Preferred Stock and to solicit consents to amend the Certificate of Designations governing the exchangeable preferred stock. The proposed amendments to the Certificate of Designations would, among other things, modify and/or eliminate substantially all of the restrictive covenants, including the change of control offer covenant, and other provisions contained in the Certificate of Designations. Adoption of the proposed amendments requires the consent of the holders of at least a majority of the outstanding shares of the exchangeable preferred stock. On May 4, 2001, Citadel Broadcasting also commenced tender offers to purchase for cash all of its outstanding 10-1/4% Senior Subordinated Notes due 2007 and 9-1/4% Senior Subordinated Notes due 2008 and to solicit consents to amend the indentures relating to the subordinated notes. The proposed amendments to the indentures would, among other things, modify and/or eliminate substantially all of the restrictive covenants, certain events of default and other provisions contained in the indentures. Adoption of the proposed amendments to each indenture requires the consent of the holders of at least a majority of the outstanding principal amount of each series of the subordinated notes. The offers and solicitations were made at the expense of FLCC Holdings. The Company anticipates that the offers will expire on June 26, 2001, unless otherwise terminated or extended. Citadel Broadcasting will not be required to purchase any exchangeable preferred stock or subordinated notes, and no proposed amendment to the Certificate of Designations governing the exchangeable preferred stock or the indentures relating to the subordinated notes, will be effective in each case, unless Citadel Communications' proposed merger with FLCC Acquisition is completed or is simultaneously completed. The merger is not conditioned upon the acceptance of these offers and solicitations.

In connection with the proposed merger, on April 3, 2001, FLCC Holdings, FLCC Acquisition, The Chase Manhattan Bank and certain other lenders entered into a credit agreement which provides that, concurrent with the merger, Citadel Broadcasting will become a party to the credit agreement. Under the credit agreement, the lenders have agreed to provide an aggregate principal amount of $700 million in revolving loans and term loans to Citadel Broadcasting, and Citadel Broadcasting may, at its option and subject to certain conditions specified in the credit agreement, borrow an additional $400 million in revolving loans and term loans to fund future acquisitions and to use for general corporate purposes. The Company expects to obtain $525 million under the credit agreement following or concurrently with the closing of the merger in connection with Citadel Broadcasting's purchase of the exchangeable preferred stock and subordinated notes pursuant to the cash tender offers and consent solicitations described above and the refinancing of other indebtedness of the Company including its current credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS

         Certain matters in this Form 10-Q, including, without limitation, certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Citadel Broadcasting Company ("Citadel Broadcasting" or the "Company"), its directors or its officers with respect to, among other things, future events and financial trends affecting Citadel Broadcasting. Unless the context otherwise requires, the words "we", "our", and "us" refer to Citadel Broadcasting Company. References to Citadel Communications refer to Citadel Communications Corporation, our parent, which owns all of our issued and outstanding common stock.

         Forward-looking statements are typically identified by the words "believes," "expects," "anticipates," "intends," "will," and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the realization of our business strategy, general economic and business conditions, both nationally and in our radio markets, anticipated trends in our industry, the impact of current or pending legislation and regulation, antitrust considerations and other risks and uncertainties, as well as those matters discussed under the caption "Risk Factors" in this Management's Discussion and Analysis of Financial Condition and Results of Operations. We undertake no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.

GENERAL

         Citadel Broadcasting Company was formed August 21, 1991 as a Nevada corporation. Citadel Communications Corporation ("Citadel Communications") is a holding company, which owns all of the issued and outstanding common stock of Citadel Broadcasting. Citadel Broadcasting owns and operates radio stations and holds Federal Communications Commission licenses in Alabama, Arkansas, California, Colorado, Connecticut, Idaho, Illinois, Indiana, Louisiana, Maine, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New Mexico, New York, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Utah and Washington, and has entered into a local marketing agreement for the stations it owns in Tyler, Texas.

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

         In the following analysis, we discuss our broadcast cash flow. The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow. The two components of broadcast cash flow are gross revenue, net of agency commissions, and operating expenses, excluding depreciation and amortization, corporate general and administrative expenses and non-cash and non-recurring charges. Broadcast cash flow assists in comparing performance on a consistent basis across companies without regard to depreciation and amortization, which can vary significantly depending on accounting methods, particularly when acquisitions are involved. Earnings before interest, taxes, depreciation and amortization or EBITDA, consists of operating income (loss) before depreciation and amortization. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating the Company because they are measures widely used in the broadcasting industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles as a measure of liquidity or profitability.

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

         In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services, such as other media advertising, travel or lodging, in lieu of cash. We recognize barter expenses upon utilization. We have generally sold over 90% of our advertising time for cash, although this percentage may fluctuate by quarter. Trade or barter amounts are included in the net broadcasting revenue and are recognized as advertisements are aired.

         Our revenue varies throughout the year. As is typical in the radio broadcasting industry, our first calendar quarter generally produces the lowest revenue, and the fourth quarter generally produces the highest revenue.

         The primary operating expenses incurred in the ownership and operation of radio stations include employee salaries and commissions, programming expenses and advertising and promotional expenses. We strive to control these expenses by working closely with local station management. We also incur and will continue to incur significant depreciation, amortization and interest expense as a result of completed and anticipated future acquisitions of stations and existing and future borrowings.

         In December 1999, we decided to discontinue the operations of our internet service provider, eFortress. As a result of this decision, we adopted a plan for the disposition by sale of eFortress. On December 19, 2000, we entered into an agreement with a large internet service provider. We agreed to sell our subscriber list based on a per subscriber amount assuming the subscribers remained with the acquiror for two months of service. In late February 2001, we provided the acquiror with our subscriber database and received approximately $0.9 million, one-half of the purchase price based on the number of subscribers at that time. The purchase price should be finalized in May or June of 2001 and we will receive any additional amounts owed based on the number of subscribers that continued internet service with the acquiror for two months. We have shut down all internet services as of April 30, 2001 and are in the process of transferring (to our radio stations), selling or otherwise disposing of the related fixed assets, which should be completed by June 30, 2001.

         Our internet service provider recorded no loss for the three months ended March 31, 2001 compared to $0.6 million for the three months ended March 31, 2000. At December 31, 2000, we estimated the future losses from the internet service provider until its disposal. We believe the estimate made at December 31, 2000 was adequate and therefore no additional losses were recorded in the quarter ended March 31, 2001. The operations of the internet service provider have been segregated and presented as discontinued operations, net of tax, in the consolidated financial statements.

RESULTS OF OPERATIONS

         Our unaudited financial statements tend not to be directly comparable from period to period due to acquisition activity. Our acquisitions in the first quarter of 2001 and during the year ended 2000, all of which have been accounted for using the purchase method of accounting, and the results of operations of which have been included since the date of acquisition, were as follows:

2000 Acquisitions and Dispositions: WXLO-FM in Worcester, Massachusetts was acquired on February 10, 2000 and WORC-FM also in Worcester was acquired on April 7, 2000. WORC-FM was operated under a local marketing agreement from February 10, 2000 until April 7, 2000. On March 31, 2000, we acquired two FM and two AM radio stations serving Lafayette, Louisiana. On April 6, 2000, we acquired one AM radio station in Albuquerque, New Mexico in exchange for one of our AM radio stations in Albuquerque. On April 15, 2000, we completed an acquisition from Broadcasting Partners Holdings, L.P. of a total of 23 FM radio stations and 12 AM radio stations serving the markets of Buffalo/Niagara Falls, Syracuse and Ithaca, New York; Atlantic City/Cape May, New Jersey; Tyler/Longview, Texas; Monroe, Louisiana; New London, Connecticut; New Bedford/Fall River, Massachusetts; and Augusta/Waterville, Presque Isle and Dennysville/Calais, Maine, as well as the right to operate an additional FM radio station in Atlantic City/Cape May under a program service and time brokerage agreement and the right to sell advertising in the United States for one FM radio station in Niagara Falls, Ontario under a joint sales agreement. On April 18, 2000, we acquired one AM station serving Salt Lake City, Utah. On May 22, 2000, we acquired one AM station and one FM station in Worcester, Massachusetts, and an additional FM station in Worcester was acquired on June 19, 2000. On June 1, 2000, we entered into a local marketing agreement with Gleiser Communications, LLC with respect to five radio stations owned in Tyler, Texas. In addition, Gleiser Communications is obligated, except under certain circumstances, to purchase the radio stations from us prior to May 31, 2003. On June 28, 2000, we purchased all of the issued and outstanding capital stock of Bloomington Broadcasting Holdings, Inc. Through its subsidiaries, Bloomington Broadcasting Holdings owned and operated thirteen FM and Seven AM radio stations serving the Grand Rapids, Michigan; Columbia, South Carolina; Chattanooga, Tennessee; Johnson City/Kingsport/Bristol, Tennessee; and Bloomington, Illinois markets. On July 31, 2000, we acquired four FM and two AM radio stations serving the Lansing/East Lansing, Michigan market, two FM stations serving the Saginaw/Bay City/Midland, Michigan market, one FM radio station serving the Flint, Michigan market and the right to operate one AM radio station serving Flint under a time brokerage agreement (as well as the right to acquire such station). In addition and on the same day we sold one AM station and two FM stations serving the Saginaw/Bay City/Midland, Michigan market. On October 2, 2000, we acquired assets from Dick Broadcasting Company, Inc. of Tennessee and related entities. The assets acquired included eight FM and three AM radio stations serving the markets of Nashville and Knoxville, Tennessee and Birmingham, Alabama.

2001 First Quarter Acquisitions: On January 18, 2001, we acquired radio station WTRX-AM in Flint, Michigan. We previously operated this station under a local marketing agreement since August of 2000.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET BROADCASTING REVENUE. Net broadcasting revenue increased $27.0 million or 59% to $73.1 million for the three months ended March 31, 2001 from $46.1 million for the three months ended March 31, 2000, primarily due to the inclusion of additional revenue from the acquisition of radio stations acquired after March 31, 2000. Barter revenue, which is included in net broadcasting revenue, decreased $0.9 million to $2.3 million for the three months ended March 31, 2001 from $3.2 million for the same period in 2000. For markets where we operated stations for the full 2001 and 2000 three-month periods, excluding one market in the early stages of development and excluding barter revenue, net broadcasting revenue for the stations operated in such markets declined $0.3 million or 0.7% to $40.3 million in 2001 from $40.6 million in 2000.

STATION OPERATING EXPENSES. Station operating expenses increased $20.3 million or 62% to $53.1 million for the three months ended March 31, 2001 from $32.8 million for the three months ended March 31, 2000. Barter expenses, which are included in station operating expenses, increased $2.5 million to $5.0 million for the three months ended March 31, 2001 from $2.5 million for the same period in 2000. The increase in station operating expenses was primarily attributable to the inclusion of station operating expenses of the radio stations acquired during 2000.

BROADCAST CASH FLOW. As a result of the factors described above, broadcast cash flow increased $6.7 million or 50% to $20.0 million for the three months ended March 31, 2001 from $13.3 million for the three months ended March 31, 2000. For markets where we operated stations for the full 2001 and 2000 three-month periods, excluding one market in the early stages of development and excluding barter revenue and barter expense, broadcast cash flow for the stations operated in such markets increased $0.6 million or 5% to $13.2 million in 2001 from $12.6 million in 2000. As a percentage of net broadcasting revenue, broadcast cash flow declined slightly to 27% for the three months ended March 31, 2001 compared to 29% for the three months ended March 31, 2000.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES (INCLUDES NON-CASH DEFERRED COMPENSATION). Corporate general and administrative expenses increased $1.0 million or 19% to $6.2 million for the three months ended March 31, 2001 from $5.2 million for the three months ended March 31, 2000. The increase was due to $1.8 million in costs associated with the proposed merger (discussed below under the heading "Liquidity and Capital Resources" and in Part II, Item 5 of this report) in 2001, offset by a $1.4 million decrease in non-cash deferred compensation related to stock options. The remaining increase is due to increased staffing levels and associated costs needed to support our growth.

EBITDA. As a result of the factors described above, EBITDA increased $5.7 million or 70% to $13.8 million for the three months ended March 31, 2001 from $8.1 million for the three months ended March 31, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $14.1 million or 112% to $26.7 million for the three months ended March 31, 2001 from $12.6 million for the three months ended March 31, 2000, primarily due to radio station acquisitions completed during 2000.

INTEREST EXPENSE. Interest expense increased $12.1 million or 139% to $20.8 million for the three months ended March 31, 2001 from $8.7 million for the three months ended March 31, 2000, primarily due to increased interest expense associated with outstanding borrowings and commitment fees under our credit facility during the first quarter of 2001 as compared to the first quarter of 2000.

INTEREST INCOME. Interest income decreased $1.9 million or 95% to $0.1 million for the three months ended March 31, 2001 from $2.0 million for the three months ended March 31, 2000, primarily due to interest earned on proceeds received from Citadel Communications' stock offering in February of 2000 prior to the funds being utilized for station acquisitions during 2000.

INCOME TAX BENEFIT. The income tax benefit for the three months ended March 31, 2001 and 2000 represents the reversal of deferred tax liabilities established at the dates of acquisition due to differences in tax bases and the financial statement carrying amounts of intangibles and fixed assets acquired in stock-based acquisitions, offset by state tax expense. The increase in the net tax benefit of $0.5 million when comparing the three month periods ended March 31, 2001 and 2000 is primarily due to the stock acquisition completed in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         On January 15, 2001, Citadel Communications entered into an Agreement and Plan of Merger, with FLCC Holdings, Inc., a Delaware corporation and an affiliate of Forstmann Little & Co., which the parties subsequently amended on March 13, 2001 and March 22, 2001, under which FLCC Acquisition Corp., a Nevada corporation and a wholly owned subsidiary of FLCC Holdings, will merge with and into Citadel Communications. Pursuant to the proposed merger, each issued and outstanding share of Citadel Communications common stock will be converted into the right to receive $26.00 in cash. On April 26, 2001 Citadel Communications' stockholders approved the Agreement and Plan of Merger and Citadel Communications was advised by the Federal Communications Commission that it had granted its consent to the transfer of control of Citadel Broadcasting's broadcast licenses to FLCC Holdings. The completion of this transaction is subject to various additional conditions. Although Citadel Communications believes that all conditions to consummation of the merger will be satisfied, there can be no assurance that this will be the case. The FCC's order can become final no earlier than late June 2001, and Citadel Communications expects to close the merger after such order becomes final. See Part II, Item 5 of this report for additional information concerning the proposed merger. The discussion in this Part I, Item 2 does not give effect to the completion of the proposed merger and the related financing transactions.

         Historically, our liquidity needs have been driven by our acquisition strategy. Our principal liquidity requirements are for debt service, working capital, any future acquisitions and general and corporate purposes, including capital expenditures. Our acquisition strategy has historically required a significant portion of our capital resources. We expect that our debt service obligations within the next twelve months, without regard to further acquisitions or the proposed merger discussed above, will be approximately $76.1 million, including approximately $21.0 million for interest on our 10-1/4% Senior Subordinate Notes and our 9-1/4% Senior Subordinated Notes and approximately $55.1 million on our credit facility, excluding any commitment fees and interest due under rate swap transactions. Our 13-1/4% Exchangeable Preferred Stock does not require cash dividends through July 1, 2002.

         We have financed past acquisitions through bank borrowings, sales of equity and debt securities, internally generated funds and proceeds from asset sales. We expect that financing for future acquisitions will be provided from the same sources.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the three months ended March 31, 2001, net cash provided by operations decreased to $4.2 million from $13.7 million for the comparable 2000 period, primarily due to an increase in the net loss offset by additional depreciation and amortization expense from radio stations acquired during 2000 and an increase in cash collections of accounts receivable.

NET CASH USED IN INVESTING ACTIVITIES. For the three months ended March 31, 2001, net cash used in investing activities decreased to $1.3 million from $36.0 million in the comparable 2000 period, primarily for station acquisitions.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. For the three months ended March 31, 2001, net cash used in financing activities was $6.1 million compared to net cash provided of $216.5 million in the comparable 2000 period. This decrease of $222.6 million is primarily the result of Citadel Communications' common stock offering completed in February 2000 of $234.8 million and a reduction in net repayments on notes payable and other obligations of $11.4 million. The net proceeds received by Citadel Communications from the 2000 stock offering were transferred to the equity of Citadel Broadcasting.

CREDIT FACILITY. On October 2, 2000, we completed a Second Amended and Restated Credit Agreement (the "Credit Facility"). The Credit Facility provides for (a) term loans (the "Tranche A Term Loans") at any time prior to December 15, 2000 in an aggregate principal amount not in excess of $325.0 million, (b) a term loan (the "Tranche B Term Loan" and together with the Tranche A Term Loans, the "Term Loan Facility") in the principal amount of $200.0 million, and (c) revolving loans at any time and from time to time prior to March 31, 2006, in an aggregate principal amount at any one time outstanding not in excess of $225.0 million (the "Revolving Credit Facility"). Of the $225.0 million which is available in the form of revolving loans under the Revolving Credit Facility, up to $50.0 million may be made available in the form of letters of credit. In addition, we may request up to $150.0 million in additional loans, which loans may be made at the sole discretion of the lenders. The lenders are under no obligation whatsoever to make such additional loans.

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

         On March 30, 2001, we repaid approximately $15.2 million under the Tranche A Term Loans and approximately $1.3 million under the Tranche B Term Loan. These were mandatory prepayments based on our "excess cash flow" as defined in the Credit Facility and the prepayments of approximately $16.5 million reduced our total borrowing capacity in an equal amount as prepayments under the Term Loan Facility are no longer available for future borrowings. We borrowed $16.0 million under the Revolving Credit Facility to make the mandatory prepayments.

         As of March 31, 2001, we had the following amounts outstanding under our Credit Facility:

Type and Amount of Borrowing        Interest Rate        Next Interest Rate Change
----------------------------        -------------        -------------------------
Tranche A - $76,000,000             7.8125%              June 15, 2001
Tranche A - $74,000,000             8.3125%              April 30, 2001
Tranche A - $39,793,234             9.1875%              April 2, 2001
Tranche A - $120,000,000            9.375%               June 4, 2001
Tranche B - $198,694,766            8.4375%              May 2, 2001
Revolver - $120,000,000             8.4375%              April 17, 2001
Revolver - $16,000,000              7.6875%              June 29, 2001

         In addition, as of March 31, 2001, we had approximately $85.8 million still available for future borrowings under the Revolving Credit Facility. The amount available for future borrowings has been reduced by approximately $3.2 million in outstanding letters of credit.

         The maturity date for the Tranche A Term Loans is December 31, 2006 (subject to extension to December 17, 2007). The amount of any Tranche A Term Loans outstanding on December 17, 2002 must be repaid in varying quarterly installments ranging from 3.75% of the amount on March 31, 2003 to 6.25% of the amount on December 31, 2007 (if maturity is extended to such date). The maturity date of the Tranche B Term Loan is March 31, 2007 (subject to extension to June 30, 2008). The Tranche B Term Loan must be repaid in quarterly installments ranging from 0.25% of the amount from March 31, 2003 to March 31, 2008 and 94.75% of the amount on June 30, 2008 (if maturity is extended to such date).

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

         The Credit Facility also provides for up to $50.0 million of letters of credit, which may be used as security for our obligations under agreements entered into in connection with certain radio station acquisitions and for any other purpose related to our business. The letters of credit are a subfacility of the Revolving Credit Facility and the total amount of letters of credit and revolving loans outstanding at any one time cannot exceed the total amount available under the Revolving Credit Facility.

         The Credit Facility also requires that no less than 50% of our long-term indebtedness be subject to fixed interest rates. We have entered into the following one-year interest rate swap transactions in order to convert a portion of our variable rate debt into fixed rate debt.

                                                                    Variable Rate at
Transaction Date         Notional Amount         Fixed Rate         March 31, 2001
----------------         ---------------         ----------         --------------
June 30, 2000            $25,000,000             7.055%             4.90%
August 31, 2000          $40,000,000             6.855%             5.19%
November 21, 2000        $135,000,000            6.53%              5.38%

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

         The Credit Facility contains customary restrictive covenants, which, among other things, and with exceptions, limits our ability to incur additional indebtedness and liens, enter into transactions with affiliates, make acquisitions other than permitted acquisitions, pay dividends, redeem or repurchase capital stock, enter into certain sale and leaseback transactions, consolidate, merge or effect asset sales, issue additional equity, make capital expenditures, make investments, loans or prepayments or change the nature of our business. We are also required to satisfy certain financial ratios and comply with financial tests, including ratios with respect to maximum leverage, minimum interest coverage and minimum fixed charge coverage. At March 31, 2001, Citadel Communications and Citadel Broadcasting were in compliance with all covenants under the Credit Facility.

         If the proposed merger with FLCC Acquisition Corp. described above is completed, the existing Credit Facility will be terminated and we will enter into a new credit facility. See Part II, Item 5 of this report for additional information.

SENIOR SUBORDINATED NOTES. On July 3, 1997, we completed the issuance of $101.0 million of 10 1/4% Senior Subordinated Notes due 2007 ("10 1/4% notes"). Interest is payable semi-annually. The 10 1/4% notes may be redeemed at our option, in whole or in part, at any time on or after July 1, 2002 at the redemption prices set forth in the indenture governing the 10 1/4% notes.

         On November 19, 1998, we completed the issuance of $115.0 million of 9 1/4% Senior Subordinated Notes due 2008 ("9 1/4% notes"). Interest is payable semi-annually. The 9 1/4% notes may be redeemed at our option, in whole or in part, at any time on or after November 15, 2003 at the redemption prices set forth in the indenture governing the 9 1/4% notes. In addition, at any time prior to November 15, 2001, we may, at our option, redeem the 9 1/4% notes with the net proceeds of one or more Public Equity Offerings (as defined in the indenture governing the 9 1/4% notes), at a redemption price equal to 109.25% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of redemption.

         The indentures governing the 10 1/4% notes and the 9 1/4% notes contain certain restrictive covenants, including limitations which restrict our ability to incur additional debt, incur liens, pay cash dividends, or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. As of March 31, 2001, we were in compliance with all covenants under the indentures.

         On May 4, 2001, we commenced an offer to purchase all of our outstanding 10-1/4% notes and 9-1/4% notes for cash, contingent on the satisfaction of various conditions, including consummation of the proposed merger with FLCC Acquisition Corp. described above. See Part II, Item 5 of this report for additional information.

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

         The Certificate of Designation governing the exchangeable preferred stock also contains covenants that restrict us from taking various actions, including, subject to specified exceptions, the incurrence of additional indebtedness, the granting of additional liens, the making of investments, the payment of dividends and other restricted payments, mergers, acquisitions and other fundamental corporate changes, capital expenditures and transactions with affiliates. As of March 31, 2001, we were in compliance with all covenants under the Certificate of Designation.

         On May 4, 2001, we commenced an offer to purchase all outstanding shares of our exchangeable preferred stock for cash, contingent on the satisfaction of various conditions, including consummation of the proposed merger with FLCC Acquisition Corp. described above. See Part II, Item 5 of this report for additional information.

PENDING TRANSACTIONS AND RECENTLY COMPLETED TRANSACTIONS. We have three transactions currently pending, which if completed, would result in the purchase of three FM radio stations and three AM radio stations and the sale of two FM radio stations, one AM radio station and the right to provide programming and sell commercial advertising for one FM radio station pursuant to a program service and time brokerage agreement. The total cash required to fund the pending acquisitions is expected to be approximately $61.8 million, of which approximately $0.8 million has already been paid. In addition to the cash, the purchase price also includes 181,820 shares of Citadel Communications' common stock valued at approximately $2.0 million, based on the closing price of Citadel Communications' stock on December 21, 2000. If the proposed merger with FLCC Acquisition Corp. described above occurs prior to the closing of our acquisition of certain stations in Tucson, Arizona, the cash purchase price for such stations will increase by $4.7 million, in lieu of the issuance of the 181,820 shares of Citadel Communications' common stock. The sale price of the two FM stations, one AM station and the right to provide programming and sell commercial advertising for one FM station under a program service and time brokerage agreement is approximately $19.4 million in cash. We expect to fund the acquisitions from internally generated funds, borrowings under the Credit Facility and proceeds from radio station sales. The consummation of each of the pending transactions is subject to certain conditions. Although we believe that all closing conditions will be satisfied in each case, there can be no assurance that this will be the case.

         On January 18, 2001, we completed our acquisition of radio station WTRX-AM in Flint, Michigan. The total purchase price was approximately $0.4 million of which approximately $0.3 million had previously been paid in connection with the acquisition of other stations in Lansing, Saginaw and Flint, Michigan on July 31, 2000. The remaining purchase price was funded from internally generated cash. We previously operated the station under a local marketing agreement since August of 2000.

         On April 3, 2001, we completed the sale of four FM radio stations serving Monroe, Louisiana to Monroe Radio Partners, Inc. for approximately $4.3 million in cash. Prior to the sale, Monroe Radio Partners provided programming and sold commercial advertising for these stations pursuant to a local marketing agreement dated December 14, 2000.

CAPITAL EXPENDITURES. We had capital expenditures of approximately $1.4 million for the three months ended March 31, 2001. Our equipment purchases consist primarily of construction in progress related to facilities, office furniture and equipment, broadcasting equipment and transmission tower upgrades.

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

RISK FACTORS

         Any of the following risks could have a material adverse effect on our business, financial condition or results of operations. These risks and uncertainties are not the only ones facing us or which may adversely affect of business.

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

    As of March 31, 2001, we had:

    - outstanding total debt of approximately $862.8 million, excluding the discount on our 10 1/4% notes and our 9 1/4% notes,

    - our exchangeable preferred stock with an aggregate liquidation preference of approximately $103.4 million, and

    -   shareholder's equity of approximately $380.1 million.

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

         The indentures governing our 9 1/4% notes and 10 1/4% notes and the Credit Facility restrict, with certain exceptions, our ability to pay dividends on or to repurchase, redeem or otherwise acquire any shares of our capital stock. In the event that, after July 1, 2002, cash dividends on our exchangeable preferred stock are in arrears and unpaid for two or more semi-annual dividend periods, whether or not consecutive, holders of the exchangeable preferred stock will be entitled to elect two directors of Citadel Broadcasting.

         For more information about our indebtedness, see the discussion above under the heading "Liquidity and Capital Resources."

HISTORY OF NET LOSSES--We have a history of net losses that we expect to continue through at least 2001.

         We had a net loss of $39.2 million for the year ended December 31, 2000 and $32.3 million for the three months ended March 31, 2001. The primary reasons for these losses are significant charges for depreciation and amortization relating to the acquisition of radio stations, interest charges on our outstanding debt and non-cash deferred compensation related to stock options. If we acquire additional stations, these charges will probably increase. We expect to continue to experience net losses through at least 2001.

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

         Also, the amount that remains available for borrowing under the Credit Facility for acquisitions is approximately $85.8 million. We may be unable to obtain additional required financing for acquisitions on terms favorable to us or at all.

         In addition, our Credit Facility permits us to make acquisitions of radio stations without the consent of our lenders under the Credit Facility only if we maintain the financial ratios and financial condition tests specified in the Credit Facility. Consequently, we may experience difficulties in pursuing our acquisition strategy if we are unable to comply with these financial ratios.

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

         The completion of future transactions we may consider may be subject to the notification filing requirements, applicable waiting periods and possible review by the United States Department of Justice or the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. All of our pending and future radio station acquisitions and dispositions will be subject to the license transfer approval process of the Federal Communications Commission. Review by the Department of Justice or the Federal Trade Commission may cause delays in completing transactions and, in some cases, result in attempts by these agencies to prevent completion of transactions or negotiate modifications to the proposed terms. Review by the FCC may also cause delays in completing transactions. Any delay, prohibition or modification could adversely affect the terms of a proposed transaction or could require us to abandon an otherwise attractive opportunity.

IMPORTANCE OF CERTAIN MARKETS--A downturn in any of our significant markets could adversely affect our revenue and cash flow.

         Our Providence, Salt Lake City, Knoxville, Oklahoma City and Lansing markets are particularly important for our financial well being. A significant decline in net broadcasting revenue or broadcast cash flow from our stations in these markets could have a material adverse effect on our operations and financial condition. To illustrate, our radio stations in these markets generated the following percentages of our total net broadcasting revenue and broadcast cash flow for the three months ended March 31, 2001:

                                     % OF NET              % OF BROADCAST
            MARKET             BROADCASTING REVENUE           CASH FLOW
       ----------------        --------------------        --------------
       Providence                      5.7%                    7.9%
       Salt Lake City                  5.2%                    5.9%
       Knoxville                       4.5%                    6.4%
       Oklahoma City                   4.3%                    6.5%
       Lansing                         4.2%                    7.0%

SIGNIFICANT COMPETITION IN OUR INDUSTRY--Because the radio broadcasting industry is highly competitive, we may lose audience share and advertising revenue.

        Our radio stations face heavy competition from other radio stations in each market for audience share and advertising revenue. We also compete with other media such as television, newspapers, direct mail and outdoor advertising for advertising revenue. A decrease in either audience share or advertising revenue could result in decreased cash flow, which could impair our ability to, among other things service our debt obligations. The radio broadcasting industry is also facing competition from new media technologies that are being developed such as the following:

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK. During the normal course of business we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and collectibility of accounts receivable. We constantly assess these market risks and have established policies and practices to protect against the adverse effects of these and other potential exposures. In addition, we are exposed to foreign currency risk with respect to Canadian accounts receivable. However, we believe that these foreign receivables are insignificant relative to our total accounts receivable and do not represent a material market risk to us. We do not use derivative financial instruments for trading purposes. Although we do not anticipate any material losses in any of these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

INTEREST RATE RISK. We are exposed to interest rate changes under our credit facility and interest rate swap transactions. We constantly monitor interest rate changes to determine the impact any change will have on our business, financial condition or results of operations. We do not consider our cash and cash equivalents to be subject to interest rate risk due to their short-term maturities. Notwithstanding these efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against the risks associated with interest rate fluctuations.

         Our credit facility, which we maintain to provide liquidity and to fund capital expenditures and acquisitions, bears interest equal to an applicable margin plus a variable rate based on either (a) the greater of (i) the per annum rate of interest publicly announced from time to time by Credit Suisse First Boston in New York, New York, as its prime rate of interest (the "Prime Rate") or (ii) the federal funds effective rate as in effect plus 1/2 of 1% ( with the greater of (i) or (ii) being referred to as the "Alternative Base Rate"), or (b) a rate determined by Credit Suisse First Boston to be the Adjusted LIBO Rate for the respective interest period. The LIBO Rate is determined by reference to the British Bankers' Association Interest Settlement Rates for deposits in dollars. For further discussion of the interest rate under the credit facility, see Part I, Item 2, Managements' Discussion and Analysis of Financial Condition and Results of Operations under the heading "Liquidity and Capital Resources - Credit Facility." Our credit facility consists of revolving loans and tranche A and tranche B term loans. The revolving loans mature on December 31, 2006 (subject to extension until December 31, 2007). The tranche A term loans are subject to quarterly principle repayments starting in March 2003 and ending December 31, 2006 (subject to an extension to December 17, 2007). The quarterly repayments are based on a percentage of the tranche A term loan borrowings and the percentage ranges from 3.75% in 2003 to 6.25% in 2007 (if maturity is extended to such date). The tranche B term loan is also subject to quarterly principle repayments starting in March 2003 and ending March 31, 2007 (subject to an extension to June 30, 2008). The quarterly repayments are based on a percentage of the tranche B term loan borrowings and the percentage ranges from 0.25% from March 31, 2003 to March 31, 2008 and 94.75% on June 30, 2008 (if
maturity is extended to such date).

         At March 31, 2001, approximately $309.8 million was outstanding under the tranche A term loans at interest rates of 7.8125% to 9.375%, approximately $198.7 million under the tranche B term loan at an interest rate of 8.4375% and $136.0 million outstanding under the revolving loans at interest rates of 7.6875% to 8.4375%.

         In addition, the credit facility requires that no less than 50% of our long-term indebtedness be subject to fixed interest rates. If our total variable debt under the credit facility exceeds this 50% threshold, we are required to enter into a hedging contract that will convert a portion of the variable rate into a fixed rate. Based on our variable rate borrowings, we entered into the following one year interest rate swap transactions to convert a portion of our variable rate debt into fixed rate debt.

Transaction Date         Notional Amount      Fixed Rate        Variable Rate at March 31, 2001
----------------         ---------------      ----------        -------------------------------
June 30, 2000              $25,000,000          7.055%                     4.90%
August 31, 2000            $40,000,000          6.855%                     5.19%
November 21, 2000         $135,000,000           6.53%                     5.38%

         We will incur interest expense based on the notional amounts at the fixed rates and will receive interest income at the variable rates. The variable rates are based on the LIBO rate and are adjusted quarterly.

         Through our credit facility and related interest swap transactions, we may be vulnerable to changes in the U.S. prime rates, the federal funds effective rate and the LIBO rate. We have performed a sensitivity analysis assuming a hypothetical increase in the interest rate of 10% applied to the $644.5 million of outstanding variable debt and the interest rate swap transactions as of March 31, 2001.

         Based on this analysis, as of March 31, 2001, the impact on future earnings for the next twelve months would be approximately $5.3 million of increased interest expense, which amount includes a reduction in interest expense of $0.2 million related to the interest rate swap transactions. Comparatively, assuming the same hypothetical 10% increase in the interest rate applied to the $120.0 million of outstanding variable debt as of March 31, 2000, the impact of future earnings would have been approximately $0.9 million of increased interest expense. There were no interest rate swap agreements outstanding as of March 31, 2000.

         Such potential increases are based on certain simplifying assumptions, including a constant level of variable-rate debt and related interest rate swap transactions during the period and a constant interest rate based on the variable rates in place as of March 31, 2001 and 2000.

         Settlement of our interest rate swap transactions are recorded as adjustments to interest expense or income on a monthly basis. A mark-to-market adjustment is recorded as a component of shareholders' equity to reflect the fair market value of the interest rate swap agreement. The estimated fair market value of the interest rate swap transactions, net of tax, based on their current market rates, approximated a net payable of $1.4 million as of March 31, 2001. There were no interest rate swap agreements outstanding as of March 31, 2000.

PART II

ITEM 1. LEGAL PROCEEDINGS.

         We and our parent, Citadel Communications currently and from time to time are involved in litigation incidental to the conduct of our business, but neither we nor Citadel Communications is a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect on us.

         Following the announcement of Citadel Communications' proposed merger with FLCC Acquisition Corp. pursuant to an Agreement and Plan of Merger with FLCC Holdings, Inc., dated January 15, 2001 and amended on March 13 and 22, 2001, discussed under Part II, Item 5, Other Information, the following lawsuits were filed against Citadel Communications and other parties:

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

         On January 17, 2001, Rolling Investor Group Inc., an alleged stockholder of Citadel Communications, filed a purported class action under Nevada law in the District Court, Clark County, Nevada. The suit names as defendants Citadel Communications, several directors of Citadel Communications, Forstmann Little & Co., FLCC Holdings, Inc. and FLCC Acquisition Corp. Plaintiff's allegations include the following: the merger is unfair to the stockholders of Citadel Communications; the defendant directors have breached their fiduciary and common law duties by failing to properly auction Citadel Communications and to ensure the highest possible price is paid to Citadel Communications' public stockholders; and plaintiff and the other members of the purported class will be irreparably harmed by defendants' actions. The complaint seeks the following relief: (i) class action status and certification of plaintiff as class representative; (ii) a preliminary and permanent order enjoining the merger or, in the event the merger is consummated, rescission thereof; (iii) unspecified compensatory damages together with prejudgment interest at the maximum rate allowable by law; and (iv) costs and disbursements, including attorneys' and experts' fees.

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

         On January 19, 2001, Ray Jourdan, an alleged stockholder of Citadel Communications, filed a purported class action in the District Court, Clark County, Nevada. The suit names as defendants Citadel Communications, several of its directors, unidentified individuals (Does 1 through 100) and unidentified corporations (Roe Corporations 1 through 100). Plaintiff alleges, among other things, that the director defendants have failed to announce active auction of Citadel Communications, that the director defendants are abiding by a process that will deprive purported class members of the value of their investment in Citadel Communications, that the directors have failed to exercise ordinary care and diligence in the exercise of their fiduciary duties to the public stockholders of Citadel Communications, and that plaintiff and the other members of the purported class will be irreparably harmed by defendants' actions. The complaint seeks the following relief: (i) class action status; (ii) a declaration that the merger agreement is unenforceable; (iii) an order enjoining the merger agreement and enjoining defendants from consummating the merger until Citadel Communications discloses all material facts regarding the merger and implements procedures to obtain the highest possible price for Citadel Communications; (iv) an order directing the defendant directors to exercise their fiduciary duties and rescinding any agreements to pay Forstmann Little & Co. termination fees; (v) unspecified damages; and (vi) costs and disbursements, including attorneys' and experts' fees.

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

         Citadel Communications believes that the allegations discussed above relating to Citadel Communications' proposed merger with FLCC Acquisition are without merit. The parties to the foregoing proceedings have reached an agreement in principle to settle all claims arising out of the proposed merger with FLCC Acquisition pursuant to which certain changes were made to the terms of the Agreement and Plan of Merger and to the proxy statement relating to the vote of Citadel Communications' stockholders based on the suggestions and comments of plaintiffs' counsel. Citadel Communications expects that the agreement will be memorialized in a formal settlement agreement and presented to the court for its approval.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The sole holder of the common stock of the Company acted by written consent (the "Written Consent") in lieu of an Annual Meeting of the Sole Stockholder dated February 2, 2001.

(b) The matter acted upon by the sole stockholder, pursuant to the Written Consent, was the election of directors. Each of Lawrence R. Wilson, Robert F. Fuller, Ike Kalangis, Robert G. Liggett, Jr., John E. von Schlegell and Ted L. Snider, Sr. was elected to serve as a director of the Company until the next annual meeting of stockholders and until his successor is duly elected and qualified.

(c) The Written Consent was signed by the sole holder of the 45,000 outstanding shares of common stock of the Company. All such 45,000 shares were voted for the election of each of Lawrence R. Wilson, Robert F. Fuller, Ike Kalangis, Robert G. Liggett, Jr., John E. von Schlegell and Ted L. Snider, Sr. as a director of the Company.

ITEM 5. OTHER INFORMATION.

         On January 15, 2001, Citadel Communications entered into an Agreement and Plan of Merger with FLCC Holdings, Inc., a Delaware corporation and an affiliate of Forstmann Little & Co., which the parties subsequently amended on March 13, 2001 and March 22, 2001, under which FLCC Acquisition Corp., a Nevada corporation and a wholly owned subsidiary of FLCC Holdings, will merge with and into Citadel Communications, with Citadel Communications as the surviving corporation. Pursuant to the proposed merger, each issued and outstanding share of Citadel Communications' common stock will be converted into the right to receive $26.00 in cash.

         The completion of the proposed merger is subject to various conditions, including approval of the Agreement and Plan of Merger by Citadel Communications' stockholders and consent of the Federal Communications Commission to transfer of control of our broadcast licenses. On April 26, 2001, Citadel Communications' stockholders approved the Agreement and Plan of Merger. On April 26, 2001, the FCC also granted its consent to our transfer of control application. On May 1, 2001, the FCC issued a public notice stating that the grant was effective on April 26, 2001. This notice triggered a 30-day period during which third parties can ask the FCC to reconsider its decision. For an additional 10 days beyond the 30-day period, the FCC also can review and reconsider the grant on its own motion. The FCC's order can become final no earlier than late June 2001, and Citadel Communications expects to close the merger after such order becomes final.

         On May 4, 2001, in connection with the proposed merger, we commenced a tender offer to purchase for cash all outstanding shares of our 13-1/4% Series B Exchangeable Preferred Stock and to solicit consents to amend the Certificate of Designations governing the exchangeable preferred stock. The proposed amendments to the Certificate of Designations would, among other things, modify and/or eliminate substantially all of the restrictive covenants, including the change of control offer covenant, and other provisions contained in the Certificate of Designations. Adoption of the proposed amendments requires the consent of the holders of at least a majority of the outstanding shares of the exchangeable preferred stock. On May 4, 2001, we also commenced tender offers to purchase for cash all of our outstanding 10-1/4% Senior Subordinated Notes due 2007 and 9-1/4% Senior Subordinated Notes due 2008 and to solicit consents to amend the indentures relating to the subordinated notes. The proposed amendments to the indentures would, among other things, modify and/or eliminate substantially all of the restrictive covenants, certain events of default and other provisions contained in the indentures. Adoption of the proposed amendments to each indenture requires the consent of the holders of at least a majority of the outstanding principal amount of each series of the subordinated notes. The offers and solicitations were made at the expense of FLCC Holdings. We anticipate that the offers will expire on June 26, 2001, unless otherwise terminated or extended. We will not be required to purchase any exchangeable preferred stock or subordinated notes, and no proposed amendment to the Certificate of Designations governing the exchangeable preferred stock or the indentures relating to the subordinated notes will be effective, in each case, unless Citadel Communications' proposed merger with FLCC Acquisition is completed or is simultaneously completed. The merger is not conditioned upon the acceptance of these offers and solicitations.

         In connection with the proposed merger, on April 3, 2001, FLCC Holdings, FLCC Acquisition, The Chase Manhattan Bank and certain other lenders entered into a credit agreement which provides that, concurrent with the merger, we will become a party to the credit agreement. Under the credit agreement, the lenders have agreed to provide an aggregate principal amount of $700 million in revolving loans and term loans to us, and we may, at our option and subject to certain conditions specified in the credit agreement, borrow an additional
$400 million in revolving loans and term loans to fund future acquisitions and to use for general corporate purposes. The loans under the credit agreement will be conditioned on certain customary conditions and will contain customary representations and warranties, covenants and events of default. We expect to obtain $525 million under the credit agreement following or concurrently with the closing of the merger in connection with our purchase of the exchangeable preferred stock and subordinated notes pursuant to the cash tender offers and consent solicitations described above and the refinancing of our other indebtedness including our current credit facility.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBIT INDEX

        EXHIBIT
        NUMBER                      DESCRIPTION OF EXHIBIT
        -------   --------------------------------------------------------------
         2.1      Agreement and Plan of Merger dated January 15, 2001 by and between Citadel Communications Corporation and FLCC Holdings,
                  Inc. (incorporated by reference to Exhibit 2.1 to Citadel
                  Communications Corporation's Current Report on Form 8-K filed on January 24, 2001).

         2.2 Letter Agreement dated January 15, 2001 by and between Citadel Communications Corporation and FLCC Holdings, Inc. (incorporated by reference to Exhibit 2.2 to Citadel Communications Corporation's Current Report on Form 8-K filed on January 24, 2001).

         2.3 Guarantee dated January 15, 2001 made by Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P. and Forstmann Little & Co. Equity Partnership-VI, L.P. (incorporated by reference to Exhibit 2.3 to Citadel Communications Corporation's Current Report on Form 8-K filed on January 24, 2001).

         2.4 Amendment No. 1, dated March 13, 2001, to Merger Agreement dated as of January 15, 2001 by and among FLCC Holdings, Inc., Citadel Communications Corporation and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.13 to Citadel Communications Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

         2.5 Letter Agreement dated March 22, 2001 by and among Citadel Communications Corporation,FLCC Holdings, Inc. and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.14 to Citadel Communications Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

(b) Reports on Form 8-K - During the quarter ended March 31, 2001, Citadel Broadcasting Company filed the following reports on Form 8-K.

         (i) Form 8-K filed on January 15, 2001 reporting Citadel Communications Corporation's Agreement and Plan of Merger with FLCC Holdings, Inc., an affiliate of Forstmann Little & Co., under which FLCC Acquisition Corp., a wholly owned subsidiary of FLCC Holdings, Inc., would merge with and into Citadel Communications Corporation.

         (ii) Form 8-K filed on January 23, 2001 providing a copy of the Agreement and Plan of Merger and related documents with regards to the Citadel Communications Corporation's merger with FLCC Holdings, Inc. as reported on January 15, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CITADEL BROADCASTING COMPANY

Date: May 14, 2001                  By: /s/  LAWRENCE R. WILSON
------------------                  ---------------------------
                                    Lawrence R. Wilson
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

Date: May 14, 2001                  By: /s/  DONNA L. HEFFNER
------------------                  -------------------------
                                    Donna L. Heffner
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER                DESCRIPTION OF EXHIBIT
        ------    --------------------------------------------------------------

         2.1 Agreement and Plan of Merger dated January 15, 2001 by and between Citadel Communications Corporation and FLCC Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Citadel Communications Corporation's Current Report on Form 8-K filed on January 24, 2001).

         2.2 Letter Agreement dated January 15, 2001 by and between Citadel Communications Corporation and FLCC Holdings, Inc. (incorporated by reference to Exhibit 2.2 to Citadel Communications Corporation's Current Report on Form 8-K filed on January 24, 2001).

         2.3 Guarantee dated January 15, 2001 made by Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VII, L.P. and Forstmann Little & Co. Equity Partnership-VI, L.P. (incorporated by reference to Exhibit 2.3 to Citadel Communications Corporation's Current Report on Form 8-K filed on January 24, 2001).

         2.4 Amendment No. 1, dated March 13, 2001, to Merger Agreement dated as of January 15, 2001 by and among FLCC Holdings, Inc., Citadel Communications Corporation and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.13 to Citadel Communications Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

         2.5 Letter Agreement dated March 22, 2001 by and among Citadel Communications Corporation, FLCC Holdings, Inc. and FLCC Acquisition Corp. (incorporated by reference to Exhibit 2.14 to Citadel Communications Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).